Form 10QSB
period 1996-03-31
KUSHI MACROBIOTICS CORP
filed 1996-05-15
CIK 934924

- --------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:   MARCH 31, 1996  .
                                         ------------------

                                       OR

/ /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

         Commission File Number:   0-26110
                                 -----------------------------------------------

                            KUSHI MACROBIOTICS CORP.
        (Exact name of small business issuer as specified in its charter)


DELAWARE                                                   13-3768554
- --------                                                   ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

THREE STAMFORD LANDING, SUITE 210, STAMFORD, CT              06902
- -----------------------------------------------              -----
(Address of principal executive offices)                   (Zip Code)

                                 (203) 973-2929
                                 --------------
                (Issuer's telephone number, including area code)

                    1177 High Ridge Road, Stamford, CT 06905
                    ----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes / /   No /X/

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Class                           Outstanding as of May 10, 1995
         -----                           ------------------------------
         Common                                    2,742,993


- --------------------------------------------------------------------------------

                            KUSHI MACROBIOTICS CORP.
                                   FORM 10-QSB
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.       Financial statements:

              Balance Sheets as of March 31, 1996
              and December 31, 1995                                        3

              Statements of Operations for the three months
              ended March 31, 1996 and 1995                                4

              Statement of Cash Flows for the three months
              ended March 31, 1996 and 1995                                5

              Notes to financial statements                              6 - 9

Item 2.       Management's Discussion and Analysis
              or Plan of Operation                                      10 - 11

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                             12

Item 2.     Changes in Securities                                         12

Item 3.     Defaults Upon Senior Securities                               12

Item 4.     Submission of Matters to a
            Vote of Security Holders                                      12

Item 5.     Other Information                                             12

Item 6.     Exhibits and Reports on Form 8-K                              12

Signatures                                                                13

                            KUSHI MACROBIOTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS
                                                                     March 31,      December 31,
                                                                        1996            1995
                                                                        ----            ----
                                                                    (unaudited)
CURRENT ASSETS
   Cash                                                             $ 1,430,784     $ 2,069,501
   Accounts receivable                                                  128,381              --
   Inventories                                                          478,250         530,764
   Vendor advances                                                           --         175,884
   Prepaid expenses and other current assets                             30,606          57,328
   Deferred expenses                                                    110,110         214,669
                                                                    -----------     -----------
     Total Current Assets                                             2,178,131       3,048,146
                                                                    -----------     -----------

PROPERTY AND EQUIPMENT, less accumulated
   depreciation                                                         159,892         168,631

OTHER ASSETS
   Security deposits and other                                           52,682          52,682
                                                                    -----------     -----------

          TOTAL ASSETS                                              $ 2,390,705     $ 3,269,459
                                                                    ===========     ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other current liabilities                   $   183,460     $   169,111

OTHER LIABILITIES
   Deferred income                                                       35,000          37,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     Convertible preferred stock, 400,000 shares authorized;
       issued and outstanding, 131,917 at 1996 and
       184,451 at 1995                                                    1,319           1,845
   Common stock, $.001 par value, 15,000,000 shares authorized;
     issued and outstanding 2,735,980 at 1996,
     and 2,683,455 at 1995                                                2,736           2,684
   Additional paid-in capital                                         6,021,867       5,796,394
   Deficit accumulated during the development stage                  (3,853,677)     (2,738,075)
                                                                    -----------     -----------
          Total Shareholders' Equity                                  2,172,245       3,062,848
                                                                    -----------     -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 2,390,705     $ 3,269,459
                                                                    ===========     ===========

                            KUSHI MACROBIOTICS CORP.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months     Three Months
                                                       Ended           Ended
                                                     March 31,       March 31,
                                                       1996            1995
                                                       ----            ----
Sales                                              $   180,574      $       --

Cost of Sales                                          139,285              --
                                                   -----------      ----------

         Gross profit                                   41,289              --
                                                   -----------      ----------

Costs and Expenses
     Inventory write-down                               22,344              --
     General and administrative expenses             1,156,096         310,359
                                                   -----------      ----------
                                                     1,178,440         310,359
                                                   -----------      ----------

         Loss from operations                       (1,137,151)       (310,359)
                                                   -----------      ----------

Other Income (Expense)
     Amortization of debt discount                          --        (163,667)
     Interest expense                                       --         (20,458)
     Interest income                                    21,547           8,979
                                                   -----------      ----------

                                                        21,547        (175,146)
                                                   -----------      ----------

         Net loss                                  $(1,115,604)     $ (485,505)
                                                   ===========      ==========

         Net loss per common share                 $     (0.41)     $    (0.18)
                                                   ===========      ==========

         Shares outstanding                          2,742,993       2,742,993
                                                   ===========      ==========

                            KUSHI MACROBIOTICS CORP.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   Three Months    Three Months
                                                                      Ended           Ended
                                                                    March 31,       March 31,
                                                                       1996            1995
                                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                      $(1,115,604)     $(485,505)
                                                                   -----------      ---------

     Adjustments to reconcile net loss to net cash used
       by operating activities:
         Depreciation and amortization                                 110,799          3,174
         Amortization of discount on notes payable                          --        163,667
         Contribution of common stock purchase warrants                225,000
         Changes in assets and liabilities:
          Accounts receivable                                         (128,381)            --
          Vendor advance                                               175,884             --
          Prepaid expenses and other current assets                     26,722         (7,000)
          Inventories                                                   52,514             --
          Accrued expenses and other current liabilities                14,349         10,246
                                                                   -----------      ---------

            Total Adjustments                                          476,887        170,087
                                                                   -----------      ---------

            Net cash used by operating activities                     (638,717)      (315,418)
                                                                   -----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Payments for property and equipment                                    --        (15,989)
     Restricted cash and equivalents                                        --       (113,334)
                                                                   -----------      ---------

          Net cash used by investing activities                             --       (129,323)
                                                                   -----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from private placement                                        --        255,850
     Costs associated with private placement                                --         (5,000)
     Payment of deferred registration costs                                 --        (25,000)
     Cost of stock retired                                                  --           (554)
                                                                   -----------      ---------

          Net cash provided by financing activities                         --        225,296
                                                                   -----------      ---------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (638,717)      (219,445)

CASH AND CASH EQUIVALENTS - beginning                                2,069,501        446,563
                                                                   -----------      ---------

CASH AND CASH EQUIVALENTS - end                                    $ 1,430,784      $ 227,118
                                                                   ===========      =========

KUSHI MACROBIOTICS CORP.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1996
(UNAUDITED)



NOTE 1  -   GENERAL

            The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation and which are of a normal recurring nature have been included. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1996.

NOTE 2 -    INVENTORIES

            Inventories are stated at the lower of cost or market (net realizable value), determined on the first-in, first-out (FIFO) basis. The components of inventory at March 31, 1996, are as follows:

            Finished goods                                  $468,750
            Ingredients                                      109,266
            Packaging, labels, etc                            86,222
                                                            --------
                                                             664,238

            Valuation allowance                              185,988
                                                            --------

            Total Inventories                               $478,250
                                                            ========


NOTE 3  -   SHAREHOLDERS' EQUITY

       a)   PRIVATE PLACEMENT

            In October 1994, the Company offered for sale 80 units of securities with each unit consisting of a $10,000 promissory note, 5,000 shares each (2,335 after reverse split) of preferred stock at $1.00 per share and common stock at $.01 per share. The notes, which bore interest at 10% per annum, were payable December 15, 1996 or out of the proceeds of an initial public offering ("IPO"), whichever is sooner. The Company set aside an amount equal to two-thirds of the Note proceeds in an interest bearing account ("restricted funds"). In the event the Company did not become a public company or secure additional private financing of at least $1.5 million within ten months from the notes' issuance, these funds would have been distributed pro rata to the note holders in partial payment of the Notes.

            During December 1994 and January 1995, the Company sold 79 units at an offering price of $15,050 per unit, for an aggregate of $1,185,950 before offering costs. The Company allocated $922,616 to 184,451 shares each of preferred and common stock, which management believes approximates the fair market value of the stock at the time of issuance. The balance of $263,616 ($3,333 per $10,000 note) was allocated to the notes, which have a face value of $790,000. Management believes that the discount of two-thirds was adequate to reflect the fair value of the debt. The discount was amortized over a ten-month period, the expected term of the notes. For the period ended December 31, 1994 and for the nine months ended September 30, 1995, $20,667 and $505,999, respectively, was amortized as interest expense. The IPO (as defined below) was completed in August 1995, accordingly, the unamortized discount at June 30, 1995, of $184,333, was charged to interest expense during July and August 1995.

            In April 1995, the Company requested that each note holder release his portion of the money in the fund set aside for repayment of the notes to be used to accelerate operations. At June 30, 1995, individual note holders consented to the release of an aggregate of $463,333. An additional $43,334 of restricted funds were released to operations by investors in July 1995, for an aggregate of $506,667. The funds made available were used to further develop the Company's product line and to acquire food ingredients and packaging materials with long purchasing lead times.

            The notes payable and accrued interest thereon were subsequently paid in full on August 21, 1995, after the Company completed an initial public offering of common stock and warrants.

       b)   INITIAL PUBLIC OFFERING

            The Company's Registration Statement for the IPO was declared effective by the Securities and Exchange Commission on August 11, 1995. The offering of 1,100,000 shares of common stock at $5.00 per share and 1,610,000 common stock purchase warrants, including the Underwriter's exercise of an over-allotment option for 210,000 warrants, at $.15 per warrant, generated gross proceeds of $5,741,500. Net proceeds from the offering were $4,863,974, after deducting $574,150 for the Underwriter's 10% discount; $155,122 for the Underwriter's 3% non-accountable expense allowance and reimbursable expenses; $100,000 for the Underwriter's financial consulting fee; and $48,254 for legal fees paid by the Company at the closing of the IPO.

            The Company granted to the Underwriter, for a period of 45 days from August 11, 1995, the effective date of the IPO, an over-allotment option to purchase up to 165,000 additional shares of the Company's common stock and 210,000 warrants at the IPO price less an Underwriter's 10% discount and 3% non-accountable expense allowance. The Underwriter exercised the option to purchase the warrants but did not exercise the option to purchase additional shares of common stock. The Underwriter also received warrants to purchase 110,000 shares of common stock at an initial exercise price of $8.25 per share and 140,000 common stock purchase warrants at an initial exercise price of $.15 per warrant to purchase common stock at $10.3125 per share for a period of four years commencing one year from the date of the IPO.

            Professional fees and other costs of approximately $210,000 (e.g., blue sky qualification fees, printing costs, etc.) incurred in connection with the offering were charged to additional paid-in capital upon completion of the offering.

NOTE 4  -   COMMITMENTS AND CONTINGENCIES

       a)   Office Lease

            In August 1995, the Company entered into a five-year lease for approximately 4,000 square feet of office space located in Stamford, CT. The lease provides for monthly payments of approximately $5,000 in the first year, escalating to $6,000 per month during the fifth year of the agreement. The Company moved into this facility in October 1995.

       b)   Warehouse Lease

            In August 1995, the Company entered into a five-year lease for 27,000 square feet of warehouse space located in Parsippany, NJ. The lease provides for monthly payments of approximately $10,000 during the term of the lease. The Company occupied such space beginning in September 1995.

       c)   Litigation

            During March 1996, the Company terminated its Vice President of Sales for cause. He then instituted a suit against the Company in Superior Court in Stamford, CT claiming wrongful termination and is asking for $1,000,000 in damages plus interest and expenses. The Company is vigorously defending the suit.

NOTE 5      SUBSEQUENT EVENTS

       a)   On May 6, 1996, the Company (KMAC) and American Phoenix Group Inc.
            (APHX)
            jointly announced a signed letter of intent to merge the two companies. After the merger, the shareholders of APHX will own 70% of the equity of the combined entity ("KMC") and the shareholders of KMAC will own 30%. Prior to the merger, KMAC will form a new corporation, Kushi Cuisine Inc. ("Kushi"), and transfer to Kushi all of the assets and liabilities of the existing Kushi Cuisine food business. At the closing of the merger (and simultaneously therewith), the shares of Kushi will be distributed to the stockholders of KMC (post-Merger) in a tax-free distribution. Mr. Michio Kushi shall be the initial Chairman of Kushi and shall appoint its initial board of directors. Following the merger, APHX will appoint the board of directors of KMC.

       b) In April 1996, the Company sublet and vacated its warehouse space located in Parsippany, NJ. The subtenant entered into an agreement to sublet the warehouse from the Company for substantially the same terms and for the same period as the Company's lease with the landlord. The subtenant will pay rent directly to the landlord during the term of the agreement. The Company remains liable for performance on the lease if the subtenant defaults on the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company is a natural foods company marketing premium quality breakfast cereals, pasta & sauce combinations, rice and bean medleys, soups, condiments and snacks under the Kushi Cuisine brand name. From its inception in May 1994 until December 31, 1995, the Company was a development stage enterprise devoting all of its efforts and resources to developing thirty one (31) premium quality macrobiotic food products. The activities undertaken during the Company's development phase were market research, product concept development and formulation, and design and implementation of marketing and public relations programs. The Company's operations were funded during the development stage with a private placement offering of notes and securities completed in January 1995, and an initial public offering of common stock and common stock purchase warrants in August 1995, and completion of a private placement offering of notes and securities and an initial public offering of common stock and common stock purchase warrants to fund operations. The Company began selling and shipping products in December 1995. The majority of the Company's sales are to distributors that in turn sell the products to retailers, and ultimately consumers. Initial sell-in requires numerous sales calls, sampling, follow-up sales calls, buyer deliberations, and price and delivery negotiations with customers. The Company's financial performance reflects the time consuming and costly process of gaining nationwide distribution in the food business.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to March 31, 1995

         During the three months ended March 31, 1996, the Company established relationships with and began shipping Kushi Cuisine products to major distributors. The Company generated net revenues during the period of approximately $181,000. Since the Company's sales to date have principally been initial shipments to new customers and there has not been sufficient time to receive repeat orders, management is not yet able to assess the response of retailers and consumers to the product line concept. Total cost of sales were $139,000 or 77% of revenues. Introductory allowances and price discounts of as much as 25% of listed prices reduced net revenues and compressed gross margins during the period.

         Total operating expenses of approximately $1,178,500 were recorded during the three months ended March 31, 1996 compared to $310,000 during the same period in 1995, when the Company had limited operations and was privately held. Operating expenses during the current period included non-recurring charges totaling $555,000, including $280,000 of consulting fees and expenses for ACG International, Inc. ("ACG"), $225,000 for a contribution of 200,000 common stock purchase warrants to a charity in honor of the Company's late Vice Chairman, and $50,000 of accrued fees and expenses related to ongoing litigation. The ACG expenses result from the Board of Directors engaging the firm to evaluate the Kushi Cuisine business and to implement programs to redirect and accelerate the growth of the Company, while managing its cost structure and expenses. The ACG engagement, which ended in April, resulted in an international distribution agreement, increased domestic distribution, reduced overhead costs and possible merger & acquisition transactions. Excluding non-recurring charges, operating expenses during the current period were approximately $622,000, including payroll and related costs of $130,000, consulting costs and professional fees of $125,000, distribution and warehouse costs of $80,000, rent and related costs of $55,000, public relations costs of $48,000, travel and entertainment expenses of $35,000 and inventory write-down of $22,000.

         The Company incurred no interest expense during the three months ended March 31, 1996. During the three months ended March 31, 1995, total interest expense was $184,125, principally due to the amortization of notes payable discount. Total interest income generated during the current period was $21,500 compared to $9,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of approximately $2,000,000 at March 31, 1996 compared to $2,879,000 at December 31, 1995 and $283,000 at March 31,
1995. The increase in working capital compared to March 31, 1995 of approximately $1,717,000 was due to the infusion of cash from the net proceeds of the initial public offering ("IPO") of the Company's common stock and warrants. The IPO, which became effective on August 11, 1995, generated approximately $4,863,974 of net proceeds. At March 31, 1996, the Company had total cash and cash equivalents of $1,430,784.

         Working capital at March 31, 1996, declined by $879,000 compared to December 31, 1995. The decline in working capital during the current period reflects the ongoing costs of launching the Kushi Cuisine product line and slower than anticipated revenue growth to date. Although current revenue trends are improving and operating costs have been reduced, revenues and margins are currently not adequate to support the business over the long term. Accordingly, the Board of Directors determined in December 1995, that merger and acquisition or alliances with other companies are necessary to protect the interest of stockholders and to ensure the long term viability of the Kushi Cuisine business.

         On May 6, 1996, the Company announced that American Phoenix Group Inc. ("APHX") and Kushi Macrobiotics Corp. ("KMAC") had signed a letter of intent to merge the two companies. After the merger, the shareholders of APHX will own 70% of the equity of the combined entity and the shareholders of KMAC will own 30%. Prior to the merger, KMAC will form a new corporation, Kushi Cuisine Inc. ("Kushi"), and transfer to Kushi all of the assets and liabilities of the existing Kushi Cuisine food business. At the closing of the merger (and simultaneously therewith), the shares of Kushi will be distributed to the stockholders of KMC (post-Merger) in a tax-free distribution.

         Assuming the merger of APHX and KMAC is consummated, the Kushi food business will survive the merger with all of its assets and other resources intact. Accordingly, management believes but can give no assurance that currently available cash resources are adequate to fund operations through December 31, 1996.

                            KUSHI MACROBIOTICS CORP.

                                     PART II

Item 1.     Legal Proceedings -
            During March 1996, the Company terminated its Vice President of Sales for cause. He then instituted a suit against the Company in Superior Court in Stamford, CT claiming wrongful termination and is asking for $1,000,000 in damages plus interest and expenses. The Company is vigorously defending the suit.

Item 2.     Changes in Securities  -  None

Item 3.     Defaults Upon Senior Securities  -  None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information  - None

Item 6.     Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KUSHI MACROBIOTICS CORP.


                                 By:  /S/ DANIEL A. FRANCE
                                      -----------------------------------
                                      VP, Chief Financial and Accounting Officer


Dated: May 14, 1996

                                EXHIBIT INDEX


                     Exhibit 27 - Financial Data Schedule