Form 10QSB
period 1996-06-30
KUSHI MACROBIOTICS CORP
filed 1996-08-13
CIK 934924

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  JUNE 30, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________  to _____________

         Commission File Number: 0-26110

                            KUSHI MACROBIOTICS CORP.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                13-3768554
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

THREE STAMFORD LANDING, SUITE 210, STAMFORD, CT               06902
(Address of principal executive offices)                    (Zip Code)

                                 (203) 973-2929
                (Issuer's telephone number, including area code)

                    1177 High Ridge Road, Stamford, CT 06905
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

           Class                   Outstanding as of August 5, 1995
           -----                   --------------------------------
           Common                             2,749,997

                            KUSHI MACROBIOTICS CORP.
                                   FORM 10-QSB
                                      INDEX


                                                                        PAGE NO.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.    Financial statements:

           Balance Sheets as of June 30, 1996
           and December 31, 1995                                           3

           Statements of Operations for the three and six months
           ended June 30, 1996 and 1995                                    4

           Statements of Shareholders' Equity                              5

           Statement of Cash Flows for the six months
           ended June 30, 1996 and 1995                                    6

           Notes to financial statements                                  7 - 10

Item 2.    Management's Discussion and Analysis
           or Plan of Operation                                          11 - 12

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               13

Item 2.    Changes in Securities                                           13

Item 3.    Defaults Upon Senior Securities                                 13

Item 4.    Submission of Matters to a

           Vote of Security Holders                                        13

Item 5.    Other Information                                               13

Item 6.    Exhibits and Reports on Form 8-K                                13

Signatures                                                                 14

                            KUSHI MACROBIOTICS CORP.

                                 BALANCE SHEETS

                                     ASSETS

                                                                         June 30,         December 31,
                                                                          1996               1995
                                                                       -----------        -----------
                                                                       (unaudited)
CURRENT ASSETS
   Cash                                                                $ 1,093,367        $ 2,069,501
   Accounts receivable                                                      47,086                 --
   Inventories                                                             239,143            530,764
   Vendor advances                                                              --            175,884
   Prepaid expenses and other current assets                                13,973             57,328
   Deferred expenses                                                        39,721            214,669
                                                                       -----------        -----------
     Total Current Assets                                                1,433,290          3,048,146
                                                                       -----------        -----------
PROPERTY AND EQUIPMENT,  less accumulated
   depreciation                                                             60,197            168,631

OTHER ASSETS
   Security deposits                                                        50,040             52,682
                                                                       -----------        -----------

          TOTAL ASSETS                                                 $ 1,543,527        $ 3,269,459
                                                                       ===========        ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and other current liabilities                      $   167,365        $   169,111

OTHER LIABILITIES
   Deferred income                                                          32,500             37,500

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
   Preferred stock, $.01 par value, 5,000,000 shares authorized;
     Convertible preferred stock, 400,000 shares authorized;
       issued and outstanding, 117,909 at June 30, 1996 and
       184,451 at December 31, 1995                                          1,179              1,845
   Common stock, $.001 par value, 15,000,000 shares authorized;
     issued and outstanding 2,749,997 at June 30, 1996,
     and 2,683,455 at December 31, 1995                                      2,750              2,684
   Additional paid-in capital                                            6,096,994          5,796,394
   Deficit accumulated during the development stage                     (4,757,261)        (2,738,075)
                                                                       -----------        -----------
          Total Shareholders' Equity                                     1,343,662          3,062,848
                                                                       -----------        -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $ 1,543,527        $ 3,269,459
                                                                       ===========        ===========

                            KUSHI MACROBIOTICS CORP.

                            STATEMENTS OF OPERATIONS

                                                              Three Months Ended June 30,           Six Months Ended June 30,
                                                             ----------------------------        -----------------------------
                                                                1996               1995              1996              1995
                                                             ----------        ----------        -----------        ----------
                                                             (unaudited)       (unaudited)       (unaudited)       (unaudited)
Net Sales                                                    $  117,895        $       --        $   298,469        $       --

Cost of Sales                                                    82,885                --            222,169                --
                                                             ----------        ----------        -----------        ----------

         Gross profit                                            35,010                --             76,300                --
                                                             ----------        ----------        -----------        ----------
Costs and Expenses
     Inventory write-down                                       156,538                --            178,883                --
     General and administrative expenses                        733,958           332,641          1,885,957           640,572
                                                             ----------        ----------        -----------        ----------
                                                                890,496           332,641          2,064,840           640,572
                                                             ----------        ----------        -----------        ----------

         Loss from operations                                  (855,486)         (332,641)        (1,988,540)         (640,572)
                                                             ----------        ----------        -----------        ----------
Other Income (Expense)
     Loss on sale of equipment                                  (66,297)               --            (66,297)               --
     Interest expense, including amortization of notes               --          (180,125)                --          (366,679)
         payable discount of $158,000 and $321,666 for
         the three and six months ended June 30, 1996

     Interest income                                             14,105             6,404             35,651            15,384
                                                             ----------        ----------        -----------        ----------

         Total other income and expense                         (52,192)         (173,721)           (30,646)         (351,295)
                                                             ----------        ----------        -----------        ----------

         Net loss                                            $ (907,678)       $ (506,362)       $(2,019,186)       $ (991,867)
                                                             ==========        ==========        ===========        ==========

         Net loss per common share                           $    (0.33)       $    (0.18)       $     (0.74)       $    (0.36)
                                                             ==========        ==========        ===========        ==========

         Shares outstanding                                   2,738,592         2,738,592          2,738,592        $2,738,592
                                                             ==========        ==========        ===========        ==========

                            KUSHI MACROBIOTICS CORP.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                                      Preferred Shares                      Common Shares             Additional
                                                -----------------------------        -------------------------         Paid-in
                                                  Number             Amount            Number          Amount           Capital
                                                ----------        -----------        ---------        --------        ----------
Balance - May 9, 1994 (inception)                       --        $        --               --        $     --        $       --
Issuance of common stock                                --                 --        1,762,793           1,763             2,012
Proceeds from private placement,
   net of offering costs:
     Allocated to common shares                                                        144,759             145           197,540
     Allocated to preferred shares                 144,759              1,448          503,137         504,585
Net loss - inception to December 31, 1994               --                 --               --              --                --
                                                ----------        -----------        ---------        --------        ----------
   Balance - December 31, 1994                     144,759              1,448        1,907,552           1,908           702,689
                                                ----------        -----------        ---------        --------        ----------
Proceeds of private placement,
   net of costs:
     Allocated to common shares                                                         39,692              39            55,526
     Allocated to preferred shares                  39,692                397                                            139,320
Cost of common stock retired
   (unaudited)                                          --                 --          (58,371)            (58)              (67)
Founders' common stock retired
   (unaudited)                                          --                 --         (200,351)           (200)             (229)
Proceeds from initial public offering,
   net of costs                                                                      1,100,000           1,100         4,642,371
Cost of common stock retired                                                          (105,067)           (105)
Warrants issued as payment for
   services rendered                                                                                                     256,250
Other                                                                                                                        534
Net loss for the year ended
   December 31, 1995                                    --                 --               --              --                --
                                                ----------        -----------        ---------        --------        ----------

   Balance - December 31, 1995                     184,451              1,845        2,683,455           2,684         5,796,394

Conversion of preferred shares
   to common shares                                (66,542)              (666)          66,542              66               600
Warrants issued to charity                                                                                               225,000
Warrants issued as payment for
   services rendered                                                                                                      75,000
Net loss for the six months ended
   June 30, 1996                                (2,019,186)        (2,019,186)
                                                ----------        -----------        ---------        --------        ----------

   Balance June 30, 1996                           117,909        $     1,179        2,749,997        $  2,750        $6,096,994
                                                ==========        ===========        =========        ========        ==========
                                                    Accumulated
                                                      Deficit             Total
                                                    -----------        -----------
Balance - May 9, 1994 (inception)                   $        --        $        --
Issuance of common stock                                     --              3,775
Proceeds from private placement,
   net of offering costs:
     Allocated to common shares                                            197,685
     Allocated to preferred shares
Net loss - inception to December 31, 1994               (68,494)           (68,494)
                                                    -----------        -----------
   Balance - December 31, 1994                          (68,494)           637,551
                                                    -----------        -----------
Proceeds of private placement,
   net of costs:
     Allocated to common shares                                             55,565
     Allocated to preferred shares                                         139,717
Cost of common stock retired
   (unaudited)                                               --               (125)
Founders' common stock retired
   (unaudited)                                             (429)
Proceeds from initial public offering,
   net of costs                                                          4,643,471
Cost of common stock retired                                                  (105)
Warrants issued as payment for
   services rendered                                                       256,250
Other                                                                          534
Net loss for the year ended
   December 31, 1995                                 (2,669,581)        (2,669,581)
                                                    -----------        -----------

   Balance - Decmber 31, 1995                        (2,738,075)         3,062,848

Conversion of preferred shares
   to common shares                                           0
Warrants issued to charity                                                 225,000
Warrants issued as payment for
   services rendered                                                        75,000
Net loss for the six months ended
   June 30, 1996
                                                    -----------        -----------

   Balance June 30, 1996                            $(4,757,261)       $ 1,343,662
                                                    ===========        ===========

                            KUSHI MACROBIOTICS CORP.

                            STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended June 30,
                                                                       ----------------------------
                                                                           1996              1995
                                                                       ------------       ---------
                                                                       (unaudited)       (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                          $(2,019,186)       $(991,867)
                                                                       -----------        ---------
     Adjustments to reconcile net loss to net cash used
       by operating activities:
         Loss on sale of equipment                                          66,297               --
         Depreciation and amortization                                     194,863            6,478
         Amortization of discount on notes payable                              --          321,667
         Contributions and consulting fees                                 300,000               --
         Changes in assets and liabilities:
          Accounts receivable                                              (47,086)              --
          Vendor advance                                                   175,884               --
          Prepaid expenses and other current assets                         43,355           (4,024)
          Inventories                                                      291,621         (139,775)
          Accrued expenses and other current liabilities                   (11,746)         113,669
                                                                       -----------        ---------

            Total Adjustments                                            1,013,188          298,015
                                                                       -----------        ---------

            Net cash used by operating activities                       (1,005,998)        (693,852)
                                                                       -----------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in security deposits                                           2,642               --
     Rent concession received                                                   --               --
     Payments for property and equipment                                        --          (15,990)
     Proceeds from sale of property and equipment                           27,222               --
     Restricted cash and equivalents                                            --          350,000
                                                                       -----------        ---------

          Net cash used by investing activities                             29,864          334,010
                                                                       -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from initial issuance of common stock and warrants                --               --
     Proceeds from private placement                                            --          255,850
     Preferred dividends paid                                                   --               --
     Payment of notes payable                                                   --               --
     Costs associated with private placement                                    --           (5,000)
     Payment of deferred registration costs                                     --         (114,486)
     Cost of stock retired                                                      --             (554)
                                                                       -----------        ---------

          Net cash provided by financing activities                             --          135,810
                                                                       -----------        ---------

          NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (976,134)        (224,032)

CASH AND CASH EQUIVALENTS - beginning                                    2,069,501          446,563
                                                                       -----------        ---------

CASH AND CASH EQUIVALENTS - end                                        $ 1,093,367        $ 222,531
                                                                       ===========        =========

KUSHI MACROBIOTICS CORP.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(UNAUDITED)

NOTE 1  -  GENERAL

           The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for the interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation and which are of a normal recurring nature have been included. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. These statements should be read in conjunction with the financial statements and notes that are included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 1996.

           DEVELOPMENT STAGE ENTERPRISE

           The Company was a development stage enterprise through December 31, 1995. The six months ended June 30, 1996 is the first period which it is considered an operating company.

           MERGER

           On May 30, 1996, the Board of Directors approved a merger agreement with American Phoenix Group Inc. ("APHX") which, as amended, provide that the APHX shareholders will own 85% of the combined company and the Company's shareholders will own 15%. The Company has formed a new corporation, Kushi Natural Foods Corp. ("Kushi"), and will transfer to Kushi substantially all of the assets and liabilities of the existing Kushi Cuisine(TM)food business. EacH of the Company's shareholders will receive three shares of Kushi for each share of the Company's common stock held on a record date to be established prior to the merger. The Company will also issue to each holder of a share of the Company's common stock as of the record date one warrant to purchase an additional share of the Company's common stock. The warrants will be exercisable on the same terms and conditions as the Company's currently outstanding warrants.

           At the closing of the merger (and simultaneously therewith), the Company will change its name to American Phoenix Group Inc. and its shares will be distributed to the former stockholders of APHX and the Company (post merger) in a tax-free distribution. Although the Company will be the surviving entity following the merger, the shareholders of APHX will obtain a majority of the voting rights in the Company, and, accordingly, for financial reporting purposes, APHX will be deemed to be the acquiring entity.

           MANAGEMENT

           In December 1995, the Company entered into a Consulting Agreement with ACG International, Inc. ("ACG") pursuant to which ACG reviewed the Company's operations with special emphasis on identifying cost containment and revenue enhancement opportunities. The Company hired the Managing Partner of ACG as its President and Chief Executive Officer. In April 1996, the new President resigned and was replaced by the Company's Chairman.

NOTE 2 -   INVENTORIES

           Inventories are stated at the lower of cost or market (net realizable value), determined on the first-in, first-out (FIFO) basis. Inventories at December 31, 1995 and June 30, 1996, consist of the following:

                                      June 30,        December 31,
                                        1996             1995
                                      --------         --------
            Finished goods            $382,846         $640,560
            Ingredients                  6,297          109,266
            Packaging, labels, etc.          -           71,148
                                      --------         --------
                                       389,143          820,974
            Valuation allowance        150,000          290,210
                                      --------         --------
            Total Inventories         $239,143         $530,764
                                      ========         ========

NOTE 3  -  SHAREHOLDERS' EQUITY

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

           ISSUANCE OF WARRANTS IN EXCHANGE FOR SERVICES

           In 1996, the Company issued 65,00 common stock purchase warrants to its counsel for legal services previously provided; 160,000 common stock purchase warrants to an entity in exchange for such entity providing consulting services to the Company; and 200,000 common stock purchase warrants to an orphanage in honor of a member of the Company's board of Directors. These issuances were each exempt from registration pursuant to Section 4 (2) of the Securities Act of 1933.

NOTE 4  -  COMMITMENTS AND CONTINGENCIES

           LEASE

           In August 1995, the Company entered into a five-year lease for 27,000 square feet of warehouse space located in Parsippany, NJ. The lease provides for monthly payments of approximately $10,000 during the term of the lease. The Company occupied such space beginning in September 1995 and moved out in April 1995. In April 1996, the Company entered into an agreement with a subtenant to sublet the warehouse from the Company for substantially the same terms and for the same period as the Company's lease with the landlord. The subtenant will pay rent directly to the landlord during the term of the agreement. The Company remains liable for performance on the lease if the subtenant defaults on the agreement.

           LITIGATION

           During March 1996, the Company terminated its Vice President of Sales for cause. He then instituted a suit against the Company in Superior Court in Stamford, CT claiming wrongful termination and is asking for $1,000,000 in damages plus interest and expenses. The plaintiff is also seeking a prejudgment attachment of $1,000,000 of the Company's assets. A hearing has been held on the application for attachment and briefs have been filed, but no decision has yet been rendered. Outside counsel for the Company has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome. The Company is vigorously defending its position but a $50,000 provision for loss has been charged to operations at June 30, 1996

NOTE 5     SUBSEQUENT EVENTS

           TERMINATION OF EMPLOYMENT AND CONSULTING AGREEMENTS

           In July 1996, the Board of Directors approved the termination of the existing consulting and employment contracts subject to, and upon closing of the Company's merger with APHX. The Board approved total cash settlements of $380,500 and the issuance of an additional 700,000 warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was formed as a natural foods company marketing premium quality breakfast cereals, pasta & sauce combinations, rice and bean medleys, soups, condiments and snacks under the Kushi Cuisine brand name. From its inception in May 1994 until December 31, 1995, the Company was a development stage enterprise devoting all of its efforts and resources to developing thirty one (31) premium quality macrobiotic food products. The activities undertaken during the Company's development phase included market research, product concept development and formulation, and design and implementation of marketing and public relations programs. The Company's operations were funded during the development stage with a private placement offering of notes and stock completed in January 1995, and an initial public offering of common stock and common stock purchase warrants in August 1995. The Company began selling and shipping products in December 1995. The majority of the Company's sales have been to distributors that in turn sell the products to retailers, and ultimately consumers. Initial sell-in requires numerous sales calls, sampling, follow-up sales calls, buyer deliberations, and price and delivery negotiations with customers. The Company's disappointing financial performance reflects the time consuming and costly process of gaining nationwide distribution for a new product line that lacks established brand identity in the food business.

         In December 1995, the Board of Directors determined that the business prospects for the Kushi Cuisine product line were not sufficiently encouraging to protect and grow shareholders' equity. The Board retained the services of a consulting firm to help identify revenue enhancement and cost reduction opportunities, and to help identify and evaluate merger and acquisition candidates. In January 1996, the Company reduced overhead costs by eliminating personnel and closing a warehouse and distribution center located in New Jersey.

         On May 30, 1996, the Board of Directors approved a merger agreement with American Phoenix Group Inc. ("APHX") which, as amended, provides that the APHX shareholders will own 85% of the combined company and the Company's shareholders will own 15%. The Company has formed a new corporation, Kushi Natural Food Corp. ("Kushi"), and will transfer to Kushi substantially all of the assets and liabilities of the existing Kushi Cuisine food business. All of the common shares of Kushi will be distributed to the Company's shareholders prior to the merger with APHX.

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 1996 Compared to June 30, 1995

         During the six months ended June 30, 1996, the Company established relationships with and began shipping Kushi Cuisine products to major distributors. The Company generated net revenues of approximately $118,000 and $300,000 for the three and six months ended June 30, 1996, respectively. The Company had no revenues in the comparative periods in 1995. Sales to date have principally been initial shipments to new customers and repeat orders have been disappointing. Management may reduce the number of products offered in the future (currently 26) based on feedback from customers. Total cost of sales were $83,000 or 70% of revenues for the three months and $222,200 or 74% for the six months ended June 30, 1996. Introductory allowances and price discounts of as much as 25% of listed prices reduced net revenues and compressed gross margins during the periods. The Company recorded an inventory valuation allowance for slow moving items of $150,000 during the three months ended June 30, 1996.

         Total operating expenses of approximately $890,500 were recorded for the three months and $2,064,800 for the six months ended June 30, 1996, compared to $332,000 and $640,600 during the same periods in 1995, when the Company had limited operations. Operating expenses during the current period included non-recurring or non-operating charges totaling $360,000; including legal fees of $70,000 related to ongoing litigation and $40,000 for the Company's planned merger with American Phoenix Group, Inc., $65,000 of consulting fees for product and market evaluations, $75,000 reflecting the value ascribed to 60,000 common stock purchase warrants issued for services, and $110,000 of investment banking fees. Excluding the aforementioned non-recurring and non-operating charges, operating expenses during the current period were approximately $530,000, including payroll, temporary personnel and related costs of $106,000, consulting costs and professional fees of $60,000, advertising, promotional and other selling costs of $55,000, distribution and warehouse storage costs of $35,000, travel and entertainment expenses of $25,000, insurance costs of $20,000, rent and related expense of $16,000, and inventory write-down and obsolescence charges of $157,000.

         The Company incurred no interest expense during the six months ended June 30, 1996. During the six months ended June 30, 1995, total interest expense was $366,700, principally due to the amortization of notes payable discount. Total interest income generated during the six month period was $35,700 compared to $15,400 in 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of approximately $1,237,000 at June 30, 1996 compared to $2,879,000 at December 31, 1995, and a working capital deficit of ($312,000) at June 30, 1995. The increase in working capital compared to June 30, 1995 of approximately $1,549,000 was due to the infusion of cash from the net proceeds of the initial public offering ("IPO") of the Company's common stock and warrants. The IPO, which became effective on August 11, 1995, generated approximately $4,863,974 of net proceeds. At June 30, 1996, the Company had total cash and cash equivalents of $1,093,000.

         Working capital at June 30, 1996, declined by $1,642,000 compared to December 31, 1995. The decline in working capital during the current period reflects the ongoing costs of launching the Kushi Cuisine product line and slower than anticipated revenue growth to date. Current revenue trends have been flat to declining as there are fewer new distribution opportunities and orders from existing customers have been weak. Despite marked reductions in operating costs, revenues and margins are not adequate to support the business. Accordingly, the Board of Directors determined in December 1995, that merger and acquisition or alliances with other companies are necessary to protect the interest of stockholders.

         On June 1, 1996, American Phoenix Group Inc. and Kushi Macrobiotics Corp. executed a definitive agreement and plan of merger of the two companies. After the merger of APHX and KMAC is consummated and the Kushi food business is spun off, the food company will retain substantially all of its assets and other resources. However, given the weak performance of the Kushi Cuisine product line to date, the Kushi food business will endeavor to merge or seek alliances with other natural food businesses to ensure its long term viability. The Company currently has the cash resources necessary to complete its merger with APHX. In addition, management believes, but can give no assurance that, cash resources available after the merger will be adequate to fund the operations of the food business through December 31, 1996.

                            KUSHI MACROBIOTICS CORP.

                                     PART II

Item 1.     Legal Proceedings -

            During March 1996, the Company terminated its Vice President of Sales for cause. He then instituted a suit against the Company in Superior Court in Stamford, CT claiming wrongful termination and is asking for $1,000,000 in damages plus interest and expenses. The plaintiff is also seeking a prejudgment attachment of $1,000,000 of the Company's assets. A hearing has been held on the application for attachment and briefs have been filed, but no decision has yet been rendered. Outside counsel for the Company has advised that at this stage in the proceedings, they cannot offer an opinion as to the probable outcome. The Company is vigorously defending its position but a $50,000 provision for loss has been charged to operations at June 30, 1996

Item 2.     Changes in Securities - None

Item 3.     Defaults Upon Senior Securities - None

Item 4.     Submission of Matters to a Vote of Security Holders - None

Item 5.     Other Information - None

Item 6(a.)  Exhibits

Item 6(b.)  Reports on Form 8-K - None

                                 EXHIBIT INDEX


EXHIBIT                                                               PAGE
- -------                                                               ----

2.1       Agreement and Plan of Merger By and Among Kushi               1
          Macrobiotics Corp. and American Phoenix Group Inc.
          and Kushi Cuisine Corp.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KUSHI MACROBIOTICS CORP.


                                  By: /s/ DANIEL A. FRANCE
                                      ------------------------------------------
                                      VP, Chief Financial and Accounting Officer

Dated: August 14, 1996

                                EXHIBIT INDEX
                                -------------

        Exhibit
          No.                        Description
        -------                      -----------

          2.1 Agreement and Plan of Merger By and Among Kushi Macrobiotics Corp. and American Phoenix Group Inc. and Kushi Cuisine Corp.

          27        Financial Data Schedule