Form 10KSB
period 1996-08-31
AMERICAN PHOENIX GROUP INC /DE
filed 1996-12-11
CIK 934924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year ended August 31, 1996        Commission File Number 0-26110


                          AMERICAN PHOENIX GROUP, INC.
                        FORMERLY KUSHI MACROBIOTICS CORP.
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                13-3768554
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)


5 Park Plaza, Suite 1260
Irvine, California                                     92714
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number,
including Area Code:                              (714) 224-2525

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock (par value $.01 per share)
                                 Title of Class
                               Redeemable Warrants
                                 Title of Class

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the registrant's best knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

         The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $63,589,854 as of December 4, 1996.

         The number of shares outstanding of Registrant's Common Stock as of December 4, 1996: 27,969,371

                                     PART I

ITEM 1.  BUSINESS

         General

         American Phoenix Group, Inc., a Delaware corporation ("American Phoenix" or the "Company") was incorporated in Delaware in May 1994 under the name Kushi Macrobiotics Corp. The Company is primarily engaged in providing, through local affiliates, wireless data communications services to customers who are located principally in developing economies thereby taking advantage of the increasing demand for alternatives to wire line services in those locations.

         The Company was initially engaged in the business of marketing premium macrobiotic food products. Because the Company's marketing strategies were unsuccessful, it determined to abandon this business and search for a suitable merger or acquisition candidate. As a result of its search efforts, effective September 26, 1996, the Company emerged as the surviving entity in a merger with American Phoenix Group, Inc., a Nevada corporation ("APG"), and adopted that company's name. Immediately prior to consummation of the merger, the Company spun off its food business to its stockholders.

         In November 1996, the Company purchased all issued and outstanding shares of Tetherless Access Asia Limited, an Australian company ("TAAL"), in consideration for the issuance of Common Stock and Preferred Stock giving the shareholders of TAAL control of the Company. In connection with this transaction, the Company sold substantially all of its assets. It is currently expected that the proceeds of these sales will be used for the financing of the Company's business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Security Ownership of Certain Beneficial Owners and Management" and "Certain Relationships and Related Transactions." TAAL and American Phoenix are together hereinafter sometimes referred to as the "Company."

         Background

         Tetherless Access Limited, a California corporation ("TAL US"), was formed in 1990. In September 1996, TAAL acquired all of the assets of TAL US and assumed certain of its liabilities. The objective of TAL US was and the objective of the Company is the creation of low cost medium speed wireless data communications by obviating the need for wire lines in geographic locations, particularly in developing economies outside the United States, where such lines are either non-existent or costly to install. The Company believes that there is a growing need for medium speed wireless services as a result of the following factors:

         * rapid improvements in the performance, and a reduction in the price of personal computers resulting in an increase in the demand for these products by multi-branch businesses;

         * the growing need to adapt to the increased speed of data communications as a result of the emergence of the Transport Control Protocol/Internet Protocol ("TCP/IP") which is a set of protocols for the transmission of data used in the Internet and which has become the dominant international standard for data communications;

         * the desire for continuing modernization of existing business systems in developing economies.

         Particularly in developing economies, conventional wireline communications companies are not always able to meet the increased demand for an improvement in the data communications infrastructure for a number of reasons. First, many locations are too thinly populated to justify the capital investments required to create such an infrastructure. Second, many of the existing wirelines are unsuitable for higher speed data communications. Finally, many of these companies have had long term relationships with existing customers to whom they provide highly priced services that are extremely profitable. As a consequence, they usually lack the incentive to reduce the prices required to make their services attractive and widely available.

         An additional impetus to the growth of the wireless business has been the proliferation of technology associated with wireless indoor local area networks and of mobile telephones, which have lead to a sharp reduction in the price of wireless networking technologies. Therefore, wireless technology has become a cost effective alternative to conventional wireline systems in many suburban and rural areas around the world.

         The Company believes that the combination of the above circumstances has created a valuable business opportunity that it intends to exploit fully.

         TAAL Business

         The Company develops and operates public wireless data communications services in cooperation with partners that are principally located in developing economies. Its principal customers are multiple-branch businesses in metropolitan areas that are in need of establishing electronic links between the various branches and their customers and suppliers by forming an internal "intranet," or that require high speed access to the Internet.

         The Company's primary focus is on medium speed communications ranging from 56kbps to 2mbps through Company installed and operated public networks. The Company believes that many businesses require this speed for data communication purposes. For example, many banks utilize client/server software based around PC's that require interbranch data communications at such speeds. In addition, businesses generally require this speed to access the Internet.

         The Company believes that connecting clients through public networks presents important business opportunities for two reasons. First, connecting networks across metropolitan areas requires specific skills that in-house MIS departments at business organizations do not usually possess. Generally, the Company and its local affiliates are capable of providing cost-efficient services by connecting multiple branches of a business across a metropolitan area utilizing the special skills required for such assignments. Second, by installing a network across an area of this size, the Company believes that it can provide important cost savings by connecting multiple customers to the same public network.

         Services

         The Company through its local affiliates provides wireless data communications services using the TCP/IP protocol at speeds of up to 450 kilo bits per second. Specifically, the Company links customers to the Internet and connects multiple customer sites together. The Company's services are provided by the installation of networks which have a structure similar to a cellular telephone communications system. The speed, range, and other properties of the service depend on the particular system used by the customer. The Company currently has two customer premises systems available:

         SUBSPACE 2001(TM) wireless routers that use direct-sequence spread spectrum and TCP/IP technology. These routers allow the user to create links to network base sites up to 30 kilometers away. The average user will operate the system at a speed of 110kbps.

         SUBSPACE 2002(TM) wireless routers that use frequency hopping spread spectrum and TCP/IP technology. These routers allow the user to create links to network base sites located up to 20 kilometers away. The average user will operate the system at a speed of 450kbps.

         In public networks, the services provided through the Company's affiliates are sold in packages consisting of a customer premises wireless router and an installation kit that will cost the user approximately $2,500. Installation and public monthly access fees vary by country, but the Company believes that they are competitive with prices generally charged by local telephone companies.

         The Company, through its affiliates, generally initiates the planning and installation of the public networks. Once the network has been installed, the Company or its local affiliates will usually provide the services associated with public utilities, including customer services, equipment maintenance and billing.

         Sales and Marketing

         The Company anticipates that it will primarily target customers located in developing countries, especially in Asia, the Pacific Rim, the Indian subcontinent and Africa.

         To date, the Company has focused its efforts principally on making preparations and laying the groundwork for its operations in those locations where the Company will be operating public wireless data networks. Included in such preparations are identifying suitable local partners, usually telecommunications companies or Internet service providers, and securing the necessary regulatory approvals such as operating licenses, spectrum allocation and tariff approvals.

         The Company usually operates through joint ventures with local partners in each country to create public wireless metropolitan data communications systems. Generally, such joint ventures provide public wireless metropolitan internetworking systems, or private internetworks in which geographically dispersed branches of a single business organization can communicate. Pursuant to such arrangements, the Company will generally provide the management expertise, technology and capital required to launch and sustain the networking systems. The local joint venture partners will usually provide personnel and the relationships with local government officials that are a prerequisite to the success of the Company's business on a local level as well as working capital.

         The Company has initiated, among others, the following projects:

         * A joint venture with a local telecommunications company in Manila, Philippines. This network provides high-speed wireless public access to the Internet and private intranet services to customers that include a major bank, a chain of fast food restaurants and government agencies;

         * A joint venture with a local internet service provider in Buenos Aires, Argentina. This internetwork provides high-speed wireless public access to the Internet and private intranet services to customers that include a major bank and the local offices of multinational corporations;

         * A joint venture with a branch of the Chinese People's Liberation Army in cooperation with the Beijing Tourism Administration that is developing a wireless internet in Beijing to provide Internet and booking services to hotels; and

         * Service agreements with a major retailer and a bank in Australia to link their rural and fringe urban branches to their respective national inter-branch computer networks.

         TAAL currently maintains offices in Sunnyvale, California; Melbourne, Australia; Beijing and Shenzhen, China; Buenos Aires, Argentina; Manila, Philippines; and Cape Town, South Africa.

         Network Equipment Development

         The Company is a communications service provider. As a result, development of network equipment is not considered part of its core business. Nevertheless, as a consequence of the current lack of availability of equipment required to access and operate the wireless data communications networks, the Company engages third parties to develop the radio technology and hardware necessary for the Company's services to operate. The Company also designs its own computer software and internetworking systems.

         The Company cooperated with Cylink Corporation to modify and manufacture the radio technology required for the operation of the SubSpace 2001. The radio technology used in the SubSpace 2002 was modified by RDC Communications to fit the Company's specifications.

         The Company anticipates that uniform standards will emerge in the wide area data communications industry that are likely to lead to an increase in the supply of suitable equipment. Therefore, it will be less involved in the development of products required to access and operate its networks.

         Competition

         Among the Company's principal competitors are the traditional telecommunications companies that provide wire line services. The Company will usually benefit to the extent that these companies are unable to deliver wire lines at competitive prices and without the usual waiting time. As a result, the Company believes that it is able to compete effectively with these companies, especially in developing economies.

         In developing economies there are a number of operators that provide wireless network services, most notably data communications via the GSM mobile telephone networks, that are potential competitors of the Company's services. However, most of these services are of limited bandwidth, costly and usually targeted at mobile users.

         Additional potential competitors include a number of wireless network operators, including Advanced Radio Technologies, National Digital Network and Winstar. These companies utilize a new generation of low cost high speed point to point microwave equipment. However, these companies operate almost exclusively in the United States.

         The Company utilizes a technology that is generally well-known and understood. Therefore, there can be no assurance that other companies will not enter this market and compete effectively with the Company.


ITEM 2.  PROPERTIES

         In September, 1995, TAL US entered into a three-year Second Sublease for approximately 15,000 square feet of office and warehouse space located in Sunnyvale, California. The lease calls for a monthly payment of $11,250 in year one, $12,000 in year two, and $12,750 in year three. The Second Sublease is subject and subordinate to a Master Lease dated October, 1985. In addition, TAL US shall pay to the sublandlord TAL US's pro rata share (18.16%) of all costs and expenses of every kind and nature which may be imposed, at any time, on the sublandlord for the premises pursuant to the Master Lease or the Sublease (except for Base Rent) including, but not limited to, additional rent, property taxes, common area maintenance, HVAC, and utilities.

         In August 1996, the Company entered into a five-year lease for 2,134 square fee of office space located in Irvine, California. The lease calls for monthly payments of $3,777.

         In August 1995, the Company entered into a five-year lease for 4,000 square feet of office space located in Stamford, Connecticut. The lease provides for monthly payments of approximately $5,000, escalating to $6,000 during the fifth year of the agreement. The Company moved into the facility in October 1995 and moved out in September 1996. In September 1996, the Company entered into an agreement with a subtenant to sublet the office space from the Company for substantially the same terms and for the same period as the Company's lease with the landlord. The subtenant will pay rent directly to the landlord during the term of the agreement. The Company remains liable for performance on the lease if the subtenant defaults on the agreement.

         In August 1995, the Company entered into a five-year lease for 27,000 square feet of warehouse space located in Parsippany, New Jersey. The lease calls for monthly payments of approximately $10,000 during the term of the lease. The Company occupied such space beginning in September 1995 and moved out in April 1996. In April 1996, the Company entered into an agreement with a subtenant to sublet the warehouse from the Company for substantially the same terms and for the same period as the Company's lease with the landlord. The subtenant will pay rent directly to the landlord during the term of the agreement. The Company remains liable for performances on the lease if the subtenant defaults on the agreement.

ITEM 3.  LEGAL PROCEEDINGS

         Mendelson v. Kushi Macrobiotics Corp. In March 1996, the Company terminated its Vice President of Sales, Mr. Mark Mendelson, for cause. Mr. Mendelson commenced an action against the Company in Superior Court in Stamford, Connecticut, for alleged breach of his employment agreement with the Company and related matters. The Court granted Mr. Mendelson's motion for an attachment in the sum of $130,000. The Company deposited the attachment amount in an attorney's escrow account pending resolution of the matter. There have been recent settlement discussions but no settlement has been reached.

         American Phoenix Group, Inc. v. Daniel J. Doud. On August 2, 1995, APG filed a complaint against Daniel J. Doud ("Doud") in the Superior Court of the State of California, County of Los Angeles, Case No. BC132728, alleging, inter alia, Breach of Contract, Breach of Promissory Note, Fraud, Deceit and Negligent Misrepresentation. The dispute involves the 1993 sale by APG of all of the issued and outstanding common shares of ECI Construction Services, Inc. ("ECICS"), then a wholly owned subsidiary of APG, for a purchase price of $750,000 (the "Sale"). Doud agreed to purchase ECICS for $750,00 and executed a written promissory note in favor of APG. The Sale also required Doud to deliver 500,000 shares of common stock of APG ("Shares") beneficially owned by him to a collateral account for ECICS"s bonding company, Golden Eagle Insurance Company, to satisfy a bond which was guaranteed by Doud and APG. In March 1994, and continuing to the present, Doud has failed to pay to the Company $750,000 pursuant to the written promissory note and to deliver the Shares into the collateral account. The Company seeks payment under the promissory note and other relief. Doud has requested arbitration of this controversy.

         In 1994, APG rescinded the acquisition of 99.52% of the equity of ECI France, S.A. formerly known as Handtop France, S.A. Although the transaction was rescinded, the Company established a liability of $526,000 for obligations to Banque de Neuflixe, Schlumlberger Mallet and Credit Lyonnais ("Banks"), whereby the Banks advanced funds to ECI France, S.A. secured by a guarantee from the Company. On May 16, 1995, Credit Lyonnais was awarded a court judgment in France against the Company for approximately $300,000 principal amount plus interest from July 28, 1994.

         Bruce Street Medical Center Annex, a Nevada Limited Partnership, and Robert Roggen, as General Partner v. American Phoenix Group, Inc. On May 17, 1995, Bruce Street Medical Center Annex, a Nevada Limited Partnership, and Robert Roggen, as General Partner (jointly "Medical Center"), filed a complaint in the District Court of the State of Nevada, Clark County, Case No. A346087, against APG alleging monies owed pursuant to a certain lease agreement which the Medical Center allegedly entered into with APG on or about December 1994. The Complaint seeks to recover monies for, inter alia, unpaid rent at the rate of $3,880.10 per month from and after December 24, 1994 and for reimbursement of certain tenant improvements made by the Medical Center allegedly on APG's behalf in an amount in excess of $12,500. The Company disputes the validity of the lease agreement. To date, the Company is unaware of any further prosecution of this lawsuit.

         Daniel J. Doud v. American Phoenix Group, Inc. On November 8, 1995, Daniel J. Doud ("Doud") filed a complaint against APG in the Superior court of the State of California, County of Los Angeles Case No. SC039240 alleging inter alia, breach of contract, breach of promissory note and unjust enrichment. Doud further alleges that he entered into an Employment Agreement dated March 1, 1994 with APG whereby APG agreed to pay Doud $84,000 per year plus certain benefits, including a signing bonus; $4,200 for reimbursable costs of health insurance; $8,100 for moving expenses; $67,000 for travel expenses; and $4,200 for auto allowance in exchange for Doud's future services to be rendered for APG. Doud also asserts that on November 9, 1993, he entered into a Business Loan Agreement with Handtop Technologies, S.A. to receive $325,000 plus interest at the rate of
8.5 percent per annum with a maturity date of June 30, 1994, and that his obligation was subsequently assigned to and undertaken by APG. APG disputes the validity of the employment agreement, the validity of the business loan agreement and disputes that Doud rendered any services to APG. The Company has numerous defenses to this complaint and intends to vigorously defend this action.

         General Electric Capital Corporation v. Environmental Control Industries and American Phoenix Group, Inc. On October 17, 1994, General Electric Capital Corporation ("GECC") filed a complaint in the Superior Court of the State of California, County of Alameda, Case No. 741459 against Environmental Control Industries and APG for monies owed and seeking possession of equipment provided to Environmental Control Industries under that certain Lease Agreement dated August 23, 1990 ("Lease"). On or about August 24, 1990, APG executed a guarantee in favor of GECC ("Guarantee"). GECC alleges that Environmental Control Industries defaulted under the Lease. By this complaint, GECC seeks the sum of $39,596.84, claimed to be due and owing under the Lease as of March 1, 1994, $6,426.16 under an amendment to the Lease, interest at the rate of 10 percent per annum or $7,679.14 up through October 30, 1995 and reasonable attorneys' fees. GECC also seeks to hold APG liable under the Guarantee. On October 30, 1995, GECC sought and obtained default judgments against Environmental Control

Industries and APG. The Company disputes the validity of the default judgment and may seek to have the default judgment set aside and to assert any defense it may have to this action.

         The Company is also party to various suits and claims incidental to its business. In the opinion of management, the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

         Threatened Claims

         On July 6, 1995, the Franchise Tax Board of the State of California ("FTB") served APG with a Notice of Corporation Tax Deficiency demanding that APG pay $93,434.65 in delinquent income taxes for the period August 1990, August 1992 and August 1993, file all past due returns and pay the total of all tax, penalties and interest due for each of the above referenced years. These assessments arise from federal income tax amounts assessed by the FTB. The Company disputes that any of this assessment is due. In addition to other remedies, the FTB has suspended the Company's foreign corporation qualification in California.

         On June 30, 1995, the American Stock Exchange notified APG that it owed $22,000 for fees and other costs incurred to list APG shares of common stock on this exchange.

         On or about March 16, 1996, the Internal Revenue Service filed a Notice of Federal Tax Lien in the amount of $12,291.14 allegedly based on APG unpaid balance of a tax assessment, including interest and penalties for the tax period ending September 30, 1994.

         In August 1995 APG entered into an employment agreement with its then President, Wallace N. Seward. The agreement provided for an annual base salary of $120,000. In the event of a termination by the Company other than for cause or due to death or disability, the Company was to pay a sum of $250,000. The Company has not made any payments under the agreement. Mr. Seward has advised the Company in writing of his claim in the sum of $500,000.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the merger with American Phoenix Group, Inc., in May 1996, holders of 1,384,995 shares of Common Stock consented to the merger. This represented approximately 50.4% of the total number of shares of Common Stock then issued and outstanding.

                                     PART II

ITEM 5.  MARKET PRICE OF REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock and Warrants are traded on the Nasdaq SmallCap under the symbol APHX.

         The following table sets forth the high and low bid quotations for the Company's Common Stock and Warrants from the fiscal quarter ended August 31, 1995, when the Company completed its initial public offering, through the fiscal quarter ended August 31, 1996. These quotations have been reported by the National Association of Securities Dealers, Inc. and represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions and may not represent actual transactions.


                             Common Stock               Warrants
                             ------------               --------

Fiscal
Quarter                     High          Low           High          Low
----------------------------------------------------------------------------
Ended
August 31, 1995            $6 1/4        $4 1/2        $1 3/4        $  3/4

Ended
November 30, 1995          $5 1/2        $3 5/8        $2 1/4        $1 1/4

Ended
February 29, 1996          $    5        $    3        $2 1/4        $    1

Ended
May 31, 1996               $    4        $1 5/8        $1 5/8        $11/16

Ended
August 31, 1996            $4 1/4        $1 3/4        $1 3/4        $  3/8


         The Company has not paid a cash dividend on its Common Stock. The Company intends to retain all earnings for the foreseeable future for use in the operation and expansion of its business and, accordingly, the Company does not contemplate paying any cash dividends on its Common Stock in the near future.

ITEM 6.  SELECTED FINANCIAL DATA

         The following tables summarize certain financial data that are qualified by the more detailed financial statements included herein. Figures are stated in thousands of United States Dollars, except per share amounts.

Fiscal Year Ended August 31            1996           1995
------------------------------       --------        -------
Net Sales                            $   --          $  --

Income/(Loss)                        $ (4,919)       $(2,794)

Net Earnings/(Loss) per Share        $  (0.26)       $ (0.22)


Selected Balance Sheet Data:

Working Capital                      $  9,170        $(2,726)

Total Assets                         $ 11,196        $   434

Total Liabilities                    $  5,914        $ 3,010

Stockholders' Equity/(Deficit)       $  5,283        $(2,576)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. As a result of the merger with American Phoenix Group, Inc., a Nevada corporation ("APG"), and which for accounting purposes was treated as a reverse acquisition, the Company, which prior to the merger was known as Kushi Macrobiotics Corp., adopted the fiscal year end of APG. As a consequence, the results for the years ended August 31, 1996 and 1995 are those of APG.

         OVERVIEW

         During the fiscal year ended August 31, 1996, APG was an international technology and financial holding organization engaged principally in developing advanced technologies through wholly-owned subsidiaries. APG's strategy was to acquire technology related businesses principally by the issuance or exchange of APG common stock for operating companies or income producing assets. To that end, APG consummated certain transactions during the past fiscal year that added substantial value to the company and to shareholders' equity. The following acquisitions, all of which were subsequently disposed of in November 1996, were completed during the year:

         Barlile Corp. Ltd. In October, 1995, the Company's wholly owned subsidiary, Tokan, acquired approximately 13.6% of the outstanding shares of Barlile in exchange for 510,147 shares of APG common stock. At the time of the investment, Barlile was listed on the Australian Stock Exchange. Barlile was engaged in the agribusiness, dairy and brewery industries as a participant in joint ventures operating in the Pacific Rim.

         Masling Industries Pty.Ltd. In February 1996 the Company's subsidiary, Marine Turbine Australia Pty.Ltd. ("MTA") acquired all of the outstanding stock of Masling, a leading accredited aircraft component overhaul and engineering facility.

         Note Portfolio. In February 1996, the Company and P.R. Finance & Investment Ltd. entered into a note purchase agreement in which the Company acquired $9.7 million principal amount in promissory notes for 1,280,000 shares of APG common stock and $3.0 million promissory note.

         Based principally on the aforementioned acquisitions, APG reported (unaudited) total assets of approximately $18.5 million and shareholders' equity of $10.5 million in its Form 10-QSB for the quarter ended May 31, 1996.

         On May 30, 1996, the boards of directors and the shareholders of the Company and of APG approved a merger agreement which provided, as amended, that the APG shareholders would own 85% of the combined entity and the Company's shareholders would own 15%. Immediately prior to consummation of the merger, the Company's macrobiotics foods business was spun-off to its shareholders. The merger was consummated on September 26, 1996, and the Company emerged as the surviving entity, changed its name from Kushi Macrobiotics Corp. to American Phoenix Group, Inc. and, having disposed of its food business, pursued the business of APG.

         On October 24, 1996, the Company entered into an agreement to acquire all of the capital stock of Tetherless Access Asia Ltd. ("TAAL"), a privately held Australian corporation, in exchange for shares of Common Stock and Preferred Stock to be issued to the shareholders of TAAL. On a fully diluted basis, the shareholders of TAAL are the beneficial owners of 60% of the Company's Common Stock. As a condition to closing, the Company was required to sell its business assets and make the proceeds generated from such disposition available to fund the business of TAAL.

         The TAAL transaction was consummated on November 13, 1996. In connection with the consummation of the TAAL transaction, the Company's MTA/Masling subsidiary and its Barlile and note portfolio investments were sold for a total consideration of approximately $10.3 million payable incrementally and in full by February 28, 1997.

         Upon compliance with certain legal requirements, the Company intends to change its name to TAL Wireless Networks, Inc., implement a one-for-two reverse split of its common stock, and distribute a dividend of one common stock purchase warrant for every four shares of the Company's common stock held as of a record date of October 30, 1996. The Company's future growth plans and strategies are based on growing the business of TAAL.

         RESULTS OF OPERATIONS

         The Company's principal subsidiaries and operating assets were acquired during the fiscal year ended August 31, 1996, and were disposed of on or about November 12, 1996, prior to the TAAL acquisition. Accordingly, the carrying values of the Company's operating assets and investments at August 31, 1996, were adjusted to reflect their net realized value upon disposition in November 1996. The write-down of the Company's investment in Barlile resulted in a $683,000 loss. The discontinued operations of the Company generated a net operating profit of approximately $350,000.

         Total general and administrative expenses for the year ended August 31, 1996 were approximately $4,427,000. Such costs included approximately $3,638,000 reflecting the estimated fair value of the Company's common shares issued for services to consultants ($2,838,000) and the Company's Chief Executive Officer ("CEO")($200,000). Included in other general and administrative costs were: legal, accounting and professional fees in the amount of $150,000; travel and entertainment costs of $260,000, including $200,000 of previously unreimbursed business expenses incurred by the CEO; rent, salaries and other overhead costs of $294,000; and consulting fees in the amount of $85,000.

         Total interest expense during the year ended August 31, 1996, was approximately $150,000 reflecting the interest incurred on notes payable in connection with the partial funding of the Company's acquisitions.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of approximately $9.0 million at August 31, 1996, an increase of nearly $11.8 million over the ($2.8) million working capital deficit at August 31, 1995. The increase in working capital is principally due to approximately $10 million net assets to be realized from the acquisition and disposition of discontinued operations and $2.8 million proceeds realized from the sale of common shares under Regulation S placements, partially offset by the costs of operations. At August 31, 1996, the Company had total cash of approximately $650,000.

         In September 1996, the Company loaned $200,000 to Vancouver Development Company ("VLD") in exchange for which it received a promissory note from VLD payable on or about November 11, 1996. The note is currently in default. The loan was made in connection with purported agreements entered into in November 1995 which provided for the acquisition of VLD by the Company and the employment of its principal. These purported agreements have since been rescinded.

         As discussed elsewhere herein, the Company's growth plans and strategies are based on growing the business of TAAL. The Company will receive approximately $10.3 million cash proceeds incrementally between the dates of disposition of its Australian assets, on or about November 12, 1996, and February 28, 1997. The planned use of such proceeds during the next 12 months includes: $1.0 million for reduction of accounts payable; $1.5 million for capital equipment expenditures for TAAL network systems; $2.4 million costs associated with installing and developing network systems; $700 thousand for product development; $1.1 million for sales and marketing costs; and $1.9 million for overhead and general corporate purposes.

         The Company will, from time to time, seek to use equity to resolve its obligations. Accordingly, the holder of a $2.2 million note payable has agreed to accept shares of the Company's common stock to resolve the debt. In addition, the Company accrued and will pay by issuing common shares approximately $2.2 million for consulting fees incurred during the year ended August 31, 1996. Such issuances of equity to resolve debt are expected to be consummated in December 1996.

         The Company also anticipates that, if the TAAL business meets its growth objectives, warrants exercisable at $3.75 may be exercised in the future thereby generating material proceeds for the Company. Such possible proceeds would be used to fund a more rapid expansion of its business.

         The Company believes that $10.3 million funds generated by the sale of assets, the planned payment of debt with equity, and anticipated revenues from its network systems, are likely to be sufficient to fund the costs of launching at least four (4) new networking systems and to meet operating expenses for the next 12 months. If for any reason these funds were not to be available to the Company, the Company's plan of operation could be materially and adversely affected. No assurance can be made that alternative capital sources would become available.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements are included herein commencing on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 30, 1996, the Company dismissed Israeloff, Trattner & Co. as its independent accountants ("Israeloff"). This action had been approved by the Company's Board of Directors. Israeloff's reports on the Company's financial statements for the years ended December 31, 1994 and 1995 contained "going concern" qualifications. Otherwise, during the past two years Israeloff did not issue a report on the Company's financial statements that either contained an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

         During the period of their engagement from September 1994 until October 30, 1996, there were no disagreements between the Company and Israeloff on any matter of accounting principles or practices, financial statement disclosure, or audit scope and procedure, which disagreement, if not resolved to the satisfaction of Israeloff, would have caused them to make reference to the subject matter of the disagreement in connection with any report that was to have been, or will be, prepared for the Company.

         On October 30, 1996 the Company's Board of Directors appointed Hollander Gilbert & Co. ("Hollander") as its independent accountants. Prior to such engagement, the Company did not consult with Hollander regarding the application of accounting principles to a specified transaction, or the type of audit opinion that may be rendered with respect to the Company's financial statements.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

OFFICERS AND DIRECTORS

     The officers and directors of the Company are as follows:

NAME                                AGE        POSITION TO BE HELD
Patrick N. Di Carlo .......         59         Director, Chief Executive Officer
John Davis ................         41         Director
Jay W. Hubbard ............         72         Director
Daniel A. France ..........         48         Director, Chief Financial Officer

         PATRICK N. DICARLO has been the Chief Executive Officer and President of the Company since September 1996. Prior thereto he had been the Chief Executive Officer and President of APG since June 1996. Over the last several years, Mr. DiCarlo served as a consultant to APG from time to time. Before joining APG, Mr. DiCarlo spent the last ten years as an international financial advisor in the U.K. and France. Prior to his international financial advisor role, Mr. DiCarlo spent over 25 years in roles such as a merchant banker (Zurich, Switzerland) and founder and chairman of such companies as Cavendish Guaranty Bank (UK), Cavendish Insurance Co., Gibraltar (UK), Cambridge Group International (UK) and GCI International (domestic).

         JOHN DAVIS has practiced as an attorney in Australia for the past 18 years and has specialized in commercial and tax jurisdictions. Since 1988, he has also been a Director and Chief Executive Officer of Kamisha Corporation Limited, a licensed securities dealer in Australia. Mr. Davis is on the Board of various other companies which are active in managed futures, property syndication, agribusiness, finance and technology industries.

         JAY W. HUBBARD is a native of California, who served in the United States Marine Corps. from 1940 to 1975 as an Infantry Officer (WWII) and as a Fighter Attach Pilot (Korean and Vietnam Wars). Mr. Hubbard retired as Brigadier General in December 1972. Mr. Hubbard is a graduate of the National War college and holds an M.S. in International Affairs from The George Washington University. He has post-military experience in residential development and served as a Consultant-Interim Chief Executive Officer/Chief Operating Officer steering public companies through Chapter 11 reorganizations.

         DANIEL A. FRANCE was a co-founder of the Company and served as its Vice President/Finance and Chief Financial Officer from 1994 to present. Mr. France is a CPA, beginning his career in public accounting with Peat, Marwick, Mitchell & Co., in June 1973. From 1976 until 1989, Mr. France held senior accounting and financial positions with CBS (June 1976 to April 1981), the RCA Corporation (May 1981 to January 1986) and Citibank, N.A. (January 1986 to March 1987). From April 1988 until May 1992, he served as Vice President/Finance of Sonin, Inc., a privately-held manufacturer of electronic tools. Mr. France was the Chief Financial Officer of Natural Child Care, Inc. from May 1992 until September 1993. Following its mergers with Winners All International, Inc., he maintained its accounting records on a part-time basis until August 1994. He also maintained the accounting records of Light Savers USA, Inc. from February 1994 until December 1994 when he resigned to devote full time to the Company.

BOARD OF DIRECTORS

         Each director is elected at the Company's annual meeting of stockholders and holds office until the next annual meeting of stockholders, or until his successor is elected and qualified.
At present, the Company's bylaws require no fewer than one director.
The bylaws permit the Board of Directors to fill any vacancy and the new director may serve until the next annual meeting of stockholders or until his successor is elected and qualified. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contracts, at the discretion of the Board.

COMPENSATION OF DIRECTORS

         It is contemplated that the Company's directors will be compensated for attending Board meetings. The amounts of such compensation are to be determined.

EMPLOYMENT AGREEMENTS

         In June 1996, the Company entered into a two-year employment agreement with Daniel France, its Chief Financial Officer. The agreement is automatically renewable for one year periods. The agreement provides for a base annual salary of $115,000, subject to adjustment based on the Comsumer Price Index and merit increases as recommended by the Board of Directors. The agreement also provides for a performance bonus. In addition, the agreement entitles Mr. France to a monthly car allowance of $600 and, for a period of six months, a monthly housing allowance of $1,500. Mr. France also received a one time relocation allowance of $25,000 in connection with the Company's move from Connecticut to California.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the compensation paid or accrued by the Company during the two fiscal years ended August 31, 1996 (i) to its Chief Executive Officer and (ii) to the three highest paid employees of the Company whose cash compensation exceeded $100,000 per year in any such year (other than the individuals listed in the table, no employee of the Company received compensation in excess of $100,000):

                           Summary Compensation Table(1)(2)(3)

---------------------------------------------------------------------------------------------------------------
                                                          Annual Compensation

           (a)                            (b)                (c)         (d)                       (e)
                                 ------------------------------------------------------------------------------
Name/Principal Position          Year Ended August 31     Salary ($)    Bonus            All Other Compensation
===============================================================================================================
Michio Kushi                     1996                     $52,000               --       $39,000
Chief Executive Officer(4)
                                                          -----------------------------------------------------

                                 1995                     $39,000               --            --

                                                          -----------------------------------------------------


Dan Almagor                      1996                     $90,000               --            --
Chief Executive Officer(5)
                                                          -----------------------------------------------------

                                 1995                          --               --            --

                                                          -----------------------------------------------------


Daniel A. France                 1996                     $77,613       $    9.702       $66,750
Chief Financial Officer
                                                          -----------------------------------------------------

                                 1995                     $56,250               --            --

                                                          -----------------------------------------------------


Rodney C. Lewis                  1996                     $77,613       $    4,851       $68,500
VP, Sales and Marketing(6)
                                                          -----------------------------------------------------

                                 1995                     $56,250               --            --

                                                          -----------------------------------------------------


-------------------------

(1) The above compensation does not include the use of an automobile and other personal benefits, the total value of which do not exceed as to any named officer or director or group of executive officers the lesser of $50,000 or 10% of such person's or persons' cash compensation.

(2) Pursuant to the regulations promulgated by the Securities and Exchange Commission, the table omits columns reserved for types of compensation not applicable to the Company.

(3) None of the individuals listed in the table above received any long-term incentive plan awards during the fiscal year.

(4) Mr. Kushi became CEO on April 26, 1996 and resigned effective September 26, 1996.

(5)      Mr. Almagor became CEO on December 22, 1995 and resigned on April 26,
         1996.

(6) Consists of employment contract settlement payments accrued at August 31, 1995 and paid in September 1996.

STOCK OPTION PLANS

         The Company's stockholders and Board of Directors have adopted a Stock Bonus Plan (the "Bonus Plan") for the Company's employees and consultants. The Company has reserved an aggregate of 100,000 shares of Common Stock for issuance pursuant to the Bonus Plan. The Board of Directors and stockholders of the Company also have adopted a Stock Option Plan (the "Option Plan," together with the Bonus Plan, the "Plans") as an incentive for, and to encourage share ownership by, the Company's officers, directors and other key employees and/or consultants. The Option Plan provides that options to purchase a maximum of 250,000 shares of Common Stock (subject to adjustment in certain circumstances) may be granted under the Option Plan. The Option Plan also allows for the granting of stock appreciation rights ("SARs") in tandem with, or independently of, stock options. Any SARs granted will not be counted against the 250,000 limit. The Company has orally agreed with the underwriter of its initial public offering not to grant any SARs for two years after its initial Public Offering and until the Company has a profitable quarter.

         The purpose of the Option Plan is to make options (both "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), and non-qualified options) and "stock appreciation rights" (with non-qualified options only) available to certain officers, directors and other key employees and/or consultants of the Company in order to give such individuals a greater personal interest in the success of the Company and, in the case of employees, an added incentive to continue and advance in their employment.

         The Plans are administered by the majority vote of a Committee (the "Committee") appointed by the Board of Directors and comprised of at least two members of the Board who, in the case of the Option Plan, are not eligible to receive options, other than pursuant to a formula, it being intended that such plan shall qualify under Rule 16b-3 as promulgated pursuant to the Securities Exchange Act of 1934, as amended. The Committee will designate those persons to receive grants under the Plans and determine the number of shares and/or options, as the case may be, to be granted and the price payable for the shares of Common Stock thereunder. The price payable for the shares of Common Stock under each incentive stock option will be fixed by the Committee at the time of the grant, but most be not less than 100% (110% if the person granted such option owns more than 10% of the outstanding shares of Common Stock) of the fair market value of Common Stock at the time the option is granted.

         The Company agreed with the underwriter of its initial public offering that, until August 11, 1997, it will not issue any securities under any of the Plans at less than the fair market value of the Common Stock on the date of grant. The Company also agreed that, until such date, it will not register more than 100,000 shares of

Common Stock underlying the options issuable under the Option Plan, provided, that unless otherwise consented to by the underwriter of its initial public offering, any options granted which will be exercisable into registered stock must provide that the options will not be exercised for six months following the date of grant and an aggregate of not more than 25,000 options can vest during each of the first two years following the date of this Prospectus.

         No options or SARs were granted during the last fiscal year under the Plans. However, subsequent to the end of the most recent fiscal year, the Board has resolved to grant options to a number of employees, consultants and other persons associated with the Company.

         The following table sets forth information with regard to aggregated option values at August 31, 1996 of options granted to the two highest paid employees of the Company whose cash compensation exceeded $100,000 per year in such year.


  AGGREGATED OPTION/ SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                Individual Grants

------------------------------------------------------------------------------------------------------------------------------------

        (a)                  (b)               (c)                        (d)                                  (e)

Name                   Shares            Value realized    Number of Unexercised Options at     Value of Unexercised In-the
                       Acquired on       ($)               FY-End (#)                           Money Options at FY-End
                       Exercise (#)

                                                           Exercisable        Unexercisable     Exercisable       Unexercisable

------------------------------------------------------------------------------------------------------------------------------------
Daniel A. France       0                 0                   3,000                     0                0         0


Rodney C. Lewis        0                 0                   3,000                     0                 0        0
------------------------------------------------------------------------------------------------------------------------------------


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended August 31, 1996 all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

         The following table sets forth, as of November 29, 1996, information regarding the beneficial ownership of the Company's Common Stock based upon the most recent information available to the Company for (i) each person known by the Company to own beneficially more than five (5%) percent of the Company"s outstanding Common Stock, (ii) each of the Company's officers and directors and
(iii) all officers and directors of the Company as a group. The "as adjusted" columns set forth the number of shares of Common Stock (and the percentage of total outstanding) that will be beneficially owned by the afore-mentioned persons giving effect to the issuance of the Preferred Stock in connection with the acquisition by the Company of TAAL and the issuance of 48,000,000 shares of Common Stock upon conversion of the Preferred Stock. See "Business--General, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Certain Relationships and Related Transactions." Unless otherwise indicated, each stockholder's address is c/o the Company, 5 Park Plaza, Suite 1260, Irvine, California.

                                                        Shares Owned Beneficially            Shares Owned Beneficially
                                                           and of Record (1)                 As Adjusted (2)
                                                        -------------------------            ------------------------------
Name and Address                                   No. of Shares            % of Total       No. of Shares       % of Total
----------------                                   -------------            ----------       -------------       ----------
John Davis                                                25,795                  *           335,336                  *

Patrick N. DiCarlo                                     2,096,070                7.5         2,096,070                2.8

Daniel France                                            265,046                  *           265,046                  *

Jay Hubbard                                               21,335                  *            21,335                  *

Consortium Investments Group                           1,849,899                6.6         4,848,686                6.4
Level 7
575 Bourke Street
Melbourne, Australia 3000

P.R. Finance & Investment Ltd.                         2,986,900               10.7         2,986,900                3.9
2001 Leeward Highway
Providenciales
British West Indies

Rubywell Pty. Ltd.                                     1,706,800                6.1         1,706,800                2.3
Level 20
307 Queen Street
Brisbane, Australia

Greenchip Emerging Growth (3)                          1,045,032                1.1        13,585,411               17.9
Level 15
600 Bourke Street
Melbourne, Australia 3000

Greenchip Investment Ltd. (3)                          1,045,032                  *        13,585,411               17.9
Level 15
600 Bourke Street
Melbourne, Australia 3000

All Officers and Directors as a                        2,408,246                8.6         2,717,787                3.6
Group (4 persons)

------------------------------
         * Less than 1%

         (1) Includes shares issuable within 60 days upon the exercise of all options and warrants. Shares issuable under options or warrants are owned beneficially but not of record.

         (2) The shares of Common Stock issuable upon conversion of the Preferred Stock have voting rights on an as converted basis. As a consequence, such shares of Common Stock are deemed to be outstanding for purposes of calculating the percentage ownership of all persons listed in the "as adjusted" columns.

         (3) Includes shares of Common Stock beneficially owned by the Greenchip Emerging Growth Fund and the Greenchip Investment Ltd. Also includes 262,261 shares of Common Stock beneficially owned by Greenchip Opportunites Ltd. The "as adjusted" column also includes 3,409,396 shares of Common Stock beneficially owned by Greenchip Opportunites Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On November 13, 1996, the Company consummated the purchase of all issued and outstanding securities of TAAL in consideration for the issuance of 4,000,000 shares of Common Stock and an aggregate of 16,000,000 shares of Preferred Stock which were issued in four series and which are each convertible over a period from six months to four years into three shares of Common Stock. On a fully diluted basis, the former shareholders of TAAL will hold approximately 60% of the Company's Common Stock. Under the terms of the agreement, the former shareholders of TAAL have the right to appoint the entire Board of Directors of the Company.

         John Davis, a director of the Company and of TAAL, abstained from voting on the transaction in his capacity as a director of the Company. In addition, he resigned his position with TAAL shortly before the transaction was consummated.

         On February 27, 1996, the Company acquired from P.R. Finance & Investment Ltd. ("P.R. Finance") a loan portfolio valued at approximately $9.7 million in exchange for 1,280,017 shares of the Company's common stock and a promissory note for $3,000,000. Rubywell Pty. Ltd ("Rubywell") transferred its 2,133,361 shares of the Company's common stock to P.R. Finance as additional consideration for the purchase of the loan portfolio. Both P.R. Finance and Rubywell are principal stockholders of the Company.

         Effective August 31, 1996, the Company's Board of Directors approved the issuance of 1,226,000 shares of Common Stock to Wall Street Consulting for services rendered to the Company. Wall Street Consulting is owned by Patrick N. DiCarlo. Mr. DiCarlo is the Chief Executive Officer and a director of the Company.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)      1. and 2.        Financial Statements and Schedules

                  The financial statements are listed in the Index to Financial Statements on page F-1 and are filed as part of this annual report.

                           3.               Exhibits

                  The Index to Exhibits following the Signature Page indicates the exhibits which are being filed herewith and the exhibits which are incorporated herein by reference.

                  (b)                       Reports on Form 8-K

                  No Reports on Form 8-K were filed during the last quarter of the fiscal year ended August 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AMERICAN PHOENIX GROUP, INC.

                                        By:/s/ Patrick N. DiCarlo
                                               -----------------------
                                               Chief Executive Officer

Dated:  December 9, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below as of December 9, 1996 by the following persons on behalf of Registrant and in the capacities indicated.


                                        /s/
                                        ------------------------------
                                        Patrick N. DiCarlo, Director


                                        /s/
                                        ------------------------------
                                        John Davis, Director


                                        /s/
                                        ------------------------------
                                        Daniel A. France, Director
                                        (Chief Financial and Accounting Officer)


                                        ______________________________
                                        Jay W. Hubbard, Director

                                    EXHIBITS

                  Registrant hereby incorporates by reference the following documents filed as part of its Registration Statement on Form SB-2 (File No. 33-92154-NY), declared effective August 31, 1995 (the "Registration Statement"):

         3.1      Restated Certificate of Incorporation

         3.2      By-Laws

         4.1      Specimen Common Stock Certificate

         4.2      Specimen Preferred Stock Certificate

         4.3      Specimen 10% Promissory Note

         4.6      Form of Representative's Stock Warrant

         4.7      Form of Representative's Warrant

         4.8 Form of Subscription Agreement between Registrant and Investors pursuant to October 31, 1995 Private Placement Memorandum

         10.1 Lease Agreement between the Registrant and American Office Centers, Inc., dated December 12, 1994

         10.2 Assignment and License Agreement between the Registrant and Micho, Aveline and Philip Kushi, dated October 10, 1994, as amended

         10.3 Agreement between the Registrant and Micho, Aveline and Philip Kushi, dated October 10, 1994.

         10.4 Employment Agreement between the Registrant and Michio Kushi, dated October 10, 1994, as amended

         10.5 Employment Agreement between the Registrant and Robert Morrow, dated October 20, 1994, as amended

         10.6 Employment Agreement between the Registrant and Daniel France, dated October 20, 1994, as amended

         10.7 Employment Agreement between the Registrant and Rodney C. Lewis, dated October 20, 1994, as amended

         10.8 Consulting Agreement between the Registrant and Mark Schindler, dated October 20, 1994, as amended

         10.9 Consulting Agreement between the Registrant and Eugene Stricker, dated October 20, 1994, as amended

         10.10 Consulting Agreement between the Registrant and Fred Sternau, dated October 20, 1994, as amended

         10.11    1994 Kushi Macrobiotics Corp. Stock Option Plan

         10.12    1994 Kushi Macrobiotics Corp. Stock Bonus Plan




                  Registrant hereby incorporates by reference the following documents that were filed with Amendment No. 1 to the Registration Statement:

         1.4.1    Form of Underwriter's Consulting Agreement, as amended

         1.5      Warrant Exercise Fee Agreement

         4.4      Specimen Warrant Certificate

         4.5      Form of Warrant Agreement

         4.6.1    Form of Representative's Stock Warrant, as amended

         4.7.1    Form of Representative's Warrant, as amended

         10.13    Form of Employee/Consultant Waiver Agreement

         10.14    Security Agreement between the Company and Mr. Kushi

         10.15    Form of Lock-up letter

         10.16 Agreement between Registrant and ABIC International Consultants, Inc. dated June 13, 1995

         10.17 Agreement between Registrant and Regu-Tech(r) Associates, Inc. dated January 12, 1995.

         Registrant hereby incorporates by reference the following documents that were filed with Amendment No. 2 to the Registration Statement.

         10.18 License Agreement between the Company and Baldwain Hill Bakery, dated March 1, 1995.

         10.19 License Agreement between the Registrant and U.S. Mills, Inc., dated June 9, 1995.


         The following exhibit is incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1995:

         10.1     Millennium Securities Corp. Agreement

         Registrant hereby incorporates by reference the following documents that were filed with Registrant's Form 10-QSB for the year ended December 31, 1995:

         10.20 Employment Agreement between the Registrant and Mark S. Mendelson effective as of August 1, 1995


         10.21 Agreement between Robert M. Morrow and the Registrant, dated as of December 22, 1995.


         10.22 Agreement between ACG International Inc. and the Registrant dated December 4, 1995

         10.23 Lease between the Registrant and Three Stamford Landing Associates, LLC dated August 23, 1995

         10.24 Lease between the Registrant and Allan V. Rose d/b/a AVR Realty Company dated August 21, 1995

         Registrant hereby incorporates by reference the following documents that was filed with Registrant's Form 10-QSB for the quarter ended June 30, 1996:

         2.1 Agreement and Plan of Merger by and among Kushi Macrobiotics Corp. and American Phoenix Group, Inc. and Kushi Cuisine Corporation dated June 1, 1996. (Terminated).

         Registrant hereby incorporates by reference the following document that was filed with Registrant's Registration Statement on Form S-4 (File No. 333-10755) that was declared effective on September 3, 1996:

         2.2 Amended and Restated Plan of Merger by and among Kushi Macrobiotics Corp., American Phoenix Group, Inc. and Kushi Natural Foods Corp. dated August 12, 1996.

         Registrant hereby incorporates by reference the following documents that were filed with Registrant's Registration Current Report on Form 8-K on November 29, 1996:

         2.3 Plan and Agreement of Reorganization dated October 24, 1996, by and between Registrant, Tetherless Access Asia Limited ("TAAL") and the Shareholders of TAAL

         10.25 Agreement dated November 4, 1996, between Registrant, Rubywell Pty, Ltd. and Marine Turbine Australia Pty, Ltd. and related deed and promissory note

         10.26 Deed between Registrant and Capital Finance Corporation and related Promissory Note in the principal amount of $8,600,000

         27       Financial Data Schedule (Electronic Filing)

                AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS




Report of Independent Auditors


Consolidated Balance Sheets as of August 31, 1995 and 1996


Consolidated Statements of Operations for the years ended
      August 31, 1995 and 1996


Consolidated Statement of Stockholder's Equity (Deficiency) for the years ended August 31, 1995 and 1996


Consolidated Statements of Cash Flows for the years ended
      August 31, 1995 and 1996


Notes to Consolidated Financial Statements


Unaudited Pro Forma Combining Condensed Financial Statements

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders
American Phoenix Group, Inc.

We have audited the consolidated balance sheets of American Phoenix Group, Inc. (formerly known as Kushi Macrobiotics Corporation) and subsidiaries as of August 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Phoenix Group, Inc. and subsidiaries as of August 31, 1995 and 1996, and the results of their operations, stockholders' equity (deficiency) and cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                             Hollander, Gilbert & Co.


Los Angeles, California
November 29, 1996

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            AUGUST 31, 1995 AND 1996

                                                                                              1995                 1996
                                                                                        ----------------   --------------
                                     ASSETS

CURRENT ASSETS
       Cash                                                                             $          1,039   $      648,021
       Due from related party (Note 8)                                                           282,468
       Net assets of discontinued operations (Note 2)                                                           9,902,596
       Investment in Barlile Corp. (Note 2)                                                                       150,000
                                                                                        ----------------   --------------

                TOTAL CURRENT ASSETS                                                             283,507       10,700,617

PROPERTY AND EQUIPMENT, Net                                                                                        46,526

OTHER ASSETS
       Funds held in escrow (Note 4)                                                                              230,000
       Insurance escrow deposit (Note 4)                                                         150,000          150,000
       Other deposits                                                                                              69,190
                                                                                        ----------------   --------------
                                                                                                 150,000          449,190
                                                                                        ----------------   --------------

                                                                                        $        433,507   $   11,196,333
                                                                                        ================   ==============


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
       Due to related parties (Note 8)                                                  $        346,228   $
       Notes payable (Note 5)                                                                    696,762
       Accounts payable and accrued expenses                                                     846,790        1,004,418
       Reserve for rescission/guarantee (Note 6)                                                 526,000          526,000
       Net liabilities of discontinued operations  (Note 7)                                      594,188
                                                                                        ----------------   --------------

                TOTAL CURRENT LIABILITIES                                                      3,009,968        1,530,418

LIABILITIES TO BE SATISFIED BY THE ISSUANCE
       OF SHARES OF COMMON STOCK (Note 11)                                                                      4,383,159

STOCKHOLDERS' EQUITY (DEFICIENCY)
       Preferred stock - authorized 10,000,000 shares, $.01 par value ,
            issued and outstanding - 4,000,000 shares in 1995                                     40,000
       Common stock - authorized 50,000,000 shares, $.001 par value, issued and outstanding 3,954,306 shares  in 1995
            and 19,119,371 in 1996                                                                 3,955           19,119
       Additional paid-in capital                                                              8,914,553       21,717,639
       Accumulated deficit                                                                   (11,534,969)     (16,454,002)
                                                                                        ----------------   --------------

                TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                       (2,576,461)       5,282,756
                                                                                        ----------------   --------------

                                                                                        $        433,507   $   11,196,333
                                                                                        ================   ==============

          See accompanying Notes to Consolidated Financial Statements

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED AUGUST 31, 1995 AND 1996

                                                                                          1995                1996
                                                                                     --------------   --------------
REVENUES                                                                             $                $
                                                                                     --------------   --------------

COSTS AND EXPENSES
       General and administrative                                                                          4,426,956
       Loss on reverse acquisition                                                        2,512,876
                                                                                     --------------   --------------

                 TOTAL COSTS AND EXPENSES                                                 2,512,876        4,426,956
                                                                                     --------------   --------------

                                                                                         (2,512,876)      (4,426,956)
                                                                                     --------------   --------------

OTHER INCOME (EXPENSE)
       Interest expense                                                                                     (148,994)
       Write-down of investment in Barlile (Note 2)                                                         (683,000)
                                                                                     --------------   --------------
                 TOTAL OTHER INCOME (EXPENSE)                                                               (831,994)
                                                                                     --------------   --------------

LOSS FROM CONTINUING OPERATIONS                                                          (2,512,876)      (5,258,950)
                                                                                     --------------   --------------

DISCONTINUED OPERATIONS:
       Income (loss) from operations of MTA  and Masling (Note 2)                          (281,562)       1,172,977
       Income  from operations of loan portfolio (Note 2)                                                    506,395
       Income from discharge of net liabilities of discontinued operations (Note 7)                          594,188
       Estimated loss on disposal of MTA and Masling (Note 2)                                             (1,076,758)
       Estimated loss on disposal of loan portfolio (Note 2)                                                (856,885)
                                                                                     --------------   --------------
                                                                                           (281,562)         339,917
                                                                                     --------------   --------------

NET LOSS                                                                             $   (2,794,438)  $   (4,919,033)
                                                                                     ==============   ==============

NET LOSS PER SHARE
       Loss from continuing operations                                               $        (0.20)  $        (0.28)
       Income (loss) from discontinued operations of MTA and Masling                          (0.02)            0.06
       Income from discontinued operations of loan portfolio                                                    0.03
       Income from discharge of net liabilities of discontinued operations                                      0.03
       Loss on disposal of MTA and Masling                                                                     (0.06)
       Loss on disposal of loan portfolio                                                                      (0.04)
                                                                                     --------------   --------------

       Net loss                                                                      $        (0.22)  $        (0.26)
                                                                                     ==============   ==============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                                                                12,488,000       19,120,000
                                                                                     ==============   ==============

          See accompanying Notes to Consolidated Financial Statements

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                      YEARS ENDED AUGUST 31, 1995 AND 1996

                                                                 Preferred  Stock             Common Stock
                                                            -------------------------   ------------------------     Additional
                                                              Shares         Amount        Shares       Amount     Paid-in Capital
                                                            -----------   -----------   -----------   ----------   ---------------
BALANCE, August 31, 1994                                         4,000    $    40,000     3,954,306   $    3,955   $     8,914,553

Net loss for the year
                                                            -----------   -----------   -----------   ----------   ---------------

BALANCE, August 31, 1995                                      4,000,000        40,000     3,954,306        3,955         8,914,553

Conversion of preferred shares into common shares (Note 2)   (4,000,000)      (40,000)    8,533,446        8,533            31,467

Cancellation of shares issued to Rubywell (Note 2)                                       (4,266,723)      (4,267)            4,267

Sale of shares in Reg S placements                                                        3,166,038        3,166         2,807,160

Issuance of shares for services                                                           1,726,635        1,727         1,259,482

Issuance of shares to acquire interest in Barlile (Note 2)                                  510,147          510           832,490

Issuance of shares to acquire a loan portfolio (Note 2)                                   1,280,017        1,280         6,698,720

Issuance of shares for payment of note payable (Note 5)                                     128,002          128           216,905

Issuance of shares as replacement of previously
    cancelled shares                                                                        469,340          469              (469)

Issuance of shares as compensation                                                          426,672          427           199,573

Issuance of shares to settle accrued legal fees                                              53,334           53            99,947

Issuance of shares for payment of note payable (Note 5)                                     270,251          270           506,444

Shares retained by Kushi's pre-merger stockholders                                        2,867,906        2,867           147,101

Net loss for the year
                                                            -----------   -----------   -----------   ----------   ---------------

BALANCE, August 31, 1996                                                  $              19,119,371   $   19,119   $    21,717,639
                                                            ===========   ===========   ===========   ==========   ===============


                                                              Accumulated
                                                                Deficit            Total
                                                            ---------------   --------------
BALANCE, August 31, 1994                                    $    (8,740,531)  $      217,977

Net loss for the year                                            (2,794,438)      (2,794,438)
                                                            ---------------   --------------

BALANCE, August 31, 1995                                        (11,534,969)      (2,576,461)

Conversion of preferred shares into common shares (Note 2)

Cancellation of shares issued to Rubywell (Note 2)

Sale of shares in Reg S placements                                                 2,810,326

Issuance of shares for services                                                    1,261,209

Issuance of shares to acquire interest in Barlile (Note 2)                           833,000

Issuance of shares to acquire a loan portfolio (Note 2)                            6,700,000

Issuance of shares for payment of note payable (Note 5)                              217,033

Issuance of shares as replacement of previously cancelled shares

Issuance of shares as compensation                                                   200,000

Issuance of shares to settle accrued legal fees                                      100,000

Issuance of shares for payment of note payable (Note 5)                              506,714

Shares retained by Kushi's pre-merger stockholders                                   149,968

Net loss for the year                                            (4,919,033)      (4,919,033)
                                                            ---------------   --------------

BALANCE, August 31, 1996                                    $   (16,454,002)  $    5,282,756
                                                            ===============   ==============

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      YEARS ENDED AUGUST 31, 1995 AND 1996

                                                                                   1995                1996
                                                                              --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Loss from continuing operations                                    $   (2,512,876)  $   (5,258,950)
           Adjustments to reconcile loss from continuing operations
             to net cash provided by (used in) operating activities:
                  Loss on reverse acquisition, including cash received             2,513,740
                  Interest expense                                                                    151,985
                  Write-down of investment in Barlile                                                 683,000
                  Shares of common stock issued for services                                        1,461,209
                  Increase (decrease) in:
                       Accounts payable and accrued expenses                                          157,628
                       Liabilities to be satisfied by the issuance of shares
                               of common stock                                                      2,177,000
                                                                              --------------   --------------

            Net cash provided by (used in) continuing operations                         864         (628,128)
            Net cash provided by (used in) discontinued operations                        26       (1,339,468)
                                                                              --------------   --------------
            Net cash provided by (used in) operating activities                          890       (1,967,596)
                                                                              --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
           (Increase) decrease in other assets                                                       (149,222)
           Purchases of furniture and equipment                                                       (46,526)
                                                                              --------------   --------------

              Net cash provided by (used) in investing activities                                    (195,748)
                                                                              --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Sale of common stock                                                                      2,810,326
                                                                              --------------   --------------

              Net cash provided by financing activities                                             2,810,326
                                                                              --------------   --------------

NET  INCREASE IN CASH                                                                    890          646,982

CASH, Beginning of period                                                                149            1,039
                                                                              --------------   --------------

CASH, End of period                                                           $        1,039   $      648,021
                                                                              ==============   ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
    INVESTING AND FINANCING ACTIVITIES:
      Issuance of shares of common stock for the following:
           Acquisition of  interest in Barlile                                                 $      833,000
           Acquisition of loan portfolio                                                       $    6,700,000
           Settlement of notes payable                                                         $      723,747
           Services rendered                                                                   $    1,461,209
           Settlement of accrued legal fees                                                    $      100,000
       Note payable to acquire loan portfolio                                                  $    3,000,000

          See accompanying Notes to Consolidated Financial Statements

                 AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            AUGUST 31, 1995 AND 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and Description of Business - American Phoenix Group, Inc. (the "Company"), formerly known as Kushi Macrobiotics Corporation, was incorporated under the laws of the State of Delaware in May 1994. Effective November 13, 1996, the Company acquired all issued and outstanding securities of Tetherless Access Asia Ltd., a privately held Australian corporation. The Company, as conditions of the merger, disposed of its subsidiary, Marine Turbine Australia Pty. Ltd., its investment in Barlile Corporation Limited and its investment in a loan portfolio. The Company is now a communications services company utilizing high speed wireless data routers.

         Basis of Presentation - On May 30, 1996, American Phoenix Group, Inc., a Nevada corporation ("APG") and Kushi Macrobiotics Corporation ("Kushi") entered into an Agreement and Plan of Merger which provided for the merger of APG into and with Kushi. Pursuant to the merger agreement which closed on September 26, 1996, Kushi was the surviving corporation and all of the issued and outstanding shares of common stock of APG were converted into that number of shares of common stock of Kushi which constituted 85% of the issued and outstanding shares of Kushi as of the effective time of the merger. As of August 31, 1996, APG had 38,088,869 issued and outstanding shares of common stock which were converted into 16,251,465 shares of Kushi's shares ( a conversion ratio of .4267 for each share of APG). Immediately after the merger, the Company had 19,119,371 issued and outstanding shares of common stock. All references in the accompanying financial statements to the number of common stock have been restated to reflect the conversion ratio. Simultaneously, Kushi changed its name to American Phoenix Group, Inc. Although as a matter of corporate law, the existence of APG ceased upon the merger, for accounting purposes, APG is deemed the survivor and the merger is considered a reverse acquisition of Kushi by APG. As a consequence, the Company changed its fiscal year end from December 31 to August 31. Prior to the effective time of the merger, Kushi transferred substantially all of its assets and liabilities to Kushi Natural Foods Corp. ("Kushi Foods"), an entity newly organized for the purpose of pursuing the natural foods business of Kushi. All of the issued and outstanding common stock of Kushi Foods were distributed to the pre- merger stockholders of Kushi as dividends. In as much as all of the net assets of Kushi were spun-off prior to the merger, the historical financial statements are those of APG.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned and majority owned-subsidiaries: Tokan Holdings Inc., a Delaware corporation and Marine Turbine Australia Pty. Ltd., an Australian proprietary limited company ("MTA"). MTA's accounts include its wholly-owned subsidiary, Masling Industries Pty. Ltd. , an Australian proprietary limited company. MTA and Masling were sold on November 11, 1996, thus, its net assets and results of operations are shown as "Discontinued Operations" in the accompanying financial statements. All intercompany balances and transactions have been eliminated.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Property and Equipment - Property and equipment are stated at cost. Depreciation is computed on the straight-line method based upon the estimated useful life of the asset.

         Foreign Currency Translation - Results of operations of foreign subsidiaries are translated using the average exchange rates during the period. Resulting translation adjustments are not material. All foreign currency transactions are converted into US dollars using the exchange rate at the date of the transaction.

         Net Loss Per Share - Net loss per share is based upon the weighted average number of common shares outstanding as adjusted by the conversion ratio at the merger. Common share equivalents are not included as they are anti-dilutive.

2.       ACQUISITIONS AND DISPOSITIONS

         Marine Turbine Australia Pty. Ltd. ("MTA") - Effective August 31, 1995, APG acquired from Rubywell Pty. Ltd. ("Rubywell") 100% of the issued and outstanding common stock of MTA in exchange for 4,000,000 shares of Series B Preferred Stock of APG, which was converted into 8,533,446 shares of common stock. However, in July 1996, Rubywell surrendered 4,266,723 shares of common stock, by that reducing its holdings to 4,266,723 shares. Rubywell is a research and development company, operating under an Australian government program, that developed and enhanced a high speed ocean pursuit craft. MTA is an Australian technology company formed to build and test a propulsion unit for marine applications. MTA holds rights to the modular power unit technology, which permits power from two or more gas turbine engines to be coupled and transmitted through one transmission. The transaction was accounted for as a reverse acquisition whereby APG was the legal survivor, however, the accounting reflected MTA as the survivor since MTA was in effect the continuing business and, accordingly, the financial statements in 1995 are those of MTA.

                  On December 15, 1995, APG sold 1,250 shares (12.25% interest) of MTA's common stock to Consortium Investment Group Pty. Ltd. ("Consortium") for a total consideration of $1,160,000 of which $400,000 had been paid and the balance of $760,000 was due on September 30, 1996. Prior to this sale, APG owned 100% of MTA and after this transaction, APG owned 87.75% of MTA. The sale resulted in a gain of $1,007,046 representing the excess of the sale price over its carrying amount which was offset against the estimated loss on disposal of MTA and Masling. On November 11, 1996, Consortium assigned all of its rights and interest in MTA's shares to Rubywell including the outstanding balance of $760,000 due to APG which was settled by Rubywell through the assignment of a promissory note from Budbox Pty. Ltd. ("Budbox") to the Company. Budbox, an Australian corporation, is an investment vehicle controlled by Geoff Player. After this transaction, Geoff Player will beneficially own more than 5% of the issued and outstanding shares of the Company.

                   In March 1996, MTA sold 937 shares (8.4% interest) of its common stock to Consortium Development Fund ("CDF") for a total consideration of $897,664 which was paid in full. Subsequently, APG repurchased the shares from CDF in exchange for 959,053 shares of APG's common stock. APG recorded the transaction as issuance of shares of common stock above par value. No gain or loss was recognized from the exchange of the shares.

                  On February 16, 1996, MTA paid a non-refundable deposit of $292,300 for the purchase of 100% outstanding shares of Masling. MTA contemporaneously paid a non-refundable deposit of $23,700 for the purchase of certain assets of Masling Rotor Wing Pty. Ltd. from Masling stockholders, subject to Cootamundra Shire Counsel approval, which was orally obtained. Masling is an accredited aircraft component overhaul and engineering facility. A further $2,076,677 was due and payable on September 30, 1996. As a result of the disposition of MTA on November 11, 1996, this liability was eliminated.

                  On November 11, 1996, the Company sold all of its equity interest in MTA to Rubywell for $100 and a Royalty Agreement. All receivables of the Company from MTA, including the receivable of $760,000 from Consortium which was assigned by Consortium to Rubywell concurrent with the sale, had been satisfied by the assignment of a promissory note from Budbox for $1,500,000. The non-interest bearing note is payable $150,000 on November 30, 1996, $350,000 on December 31, 1996, $500,000 on January 31, 1997 and $500,000 on February 28, 1997.
         The note was issued by Budbox to Rubywell in exchange for 853,345 shares of APG's common stock that Rubywell owned. The Royalty Agreement provides that MTA will pay a royalty to the Company of 3% of sales made by MTA and/or Rubywell of boats produced utilizing the turbine propulsion unit through December 31, 2000. Consequently, the net assets of MTA, including Masling, are presented in the accompanying balance sheet as of August 31, 1996 as "Net assets of discontinued operations" which consisted of the following:


         Cash                                                 $  245,964
         Accounts receivable                                     258,000
         Receivable from sale of subsidiary stock                760,000
         Inventory                                             1,182,027
         Prepaid expenses                                          2,375
         Property and equipment, net                             940,742
         Organization cost                                        10,729
         Deposits and advances to affiliated companies         2,333,474
                                                              ----------
                  Total assets                                 5,733,311
                                                              ----------
         Notes payable                                         2,054,037
         Accounts payable and accrued expenses                   126,534
         Reserve for loss on disposition                       2,083,804
                                                              ----------
                  Total liabilities                            4,264,375
                                                              ----------
                  Net assets of discontinued operations       $1,468,936
                                                              ==========



                  Operating results of MTA and Masling for the year ended August 31, 1996 are shown separately in the accompanying statement of operations. The statement of operations for the year ended August 31, 1995 has been restated and operating results of MTA are also shown separately.

         Following is a summary of results of operations of MTA and Masling for the year ended August 31, 1996:


         Revenues                                                             $1,730,016
         Costs and expenses, excluding management fee to parent company          557,039
                                                                              ----------
         Net income                                                           $1,172,977
                                                                              ==========

         Barlile Corporation Limited ("Barlile') - On July 26, 1995, through APG's wholly owned subsidiary, Tokan Holdings, Inc.("Tokan"), the Australian Foreign Investment Review Board gave approval for Tokan to lodge a tender offer through September 25, 1995 to acquire up to all of the issued and outstanding common stock of Barlile for $2.00 per share. Barlile was engaged in the agribusiness, dairy and brewery industries as a participant in joint ventures operating in the Pacific Rim. Tokan elected not to proceed with lodging a full tender offer. On October 5, 1995, Tokan reached an agreement to acquire 552,100 shares of Barlile common stock (or approximately 13.55% of the outstanding shares) for $1,104,200 to be delivered at settlement. On October 26, 1995 APG delivered 463,770 shares of its common stock as a guarantee against Tokan's payment due at settlement, and issued an additional 46,377 shares of APG's common stock reserved to compensate for foreign currency exchange rate fluctuations at the time of settlement. This transaction settled for the consideration of an aggregate of 510,147 shares of APG's common stock in exchange for 552,100 shares of Barlile common stock. The investment was recorded at its fair market value (trading price of the Barlile shares in the Australian Stock Exchange less 30% discount) at acquisition date of $833,000.

                  On November 11, 1996, the Company sold its investment in Barlile to Clouden Pty. Ltd. as trustee for Finance Investment Trust in exchange for a non-interest bearing note of $158,000 payable $79,000 on November 21, 1996 and $79,000 on February 28, 1997. As of August 31, 1996, the investment in Barlile was written-down to its net realizable value of $150,000.

         Loan Portfolio - On February 27, 1996, APG and P.R. Finance & Investment Ltd. ("P.R. Finance") entered into the Note Purchase Agreement, which was amended as of May 3, 1996 (as amended the "Note Purchase Agreement"). Under the Note Purchase Agreement, APG acquired approximately $9.7 million principal amount in promissory notes (the "Loan Portfolio") for 1,280,017 shares of APG's common stock, and a promissory note in the principal amount of $3,000,000 (the "Note"). Rubywell transferred its 2,133,361 shares of APG's common stock to P.R. Finance as additional consideration for the purchase of the Loan Portfolio. The Note which was originally due on March 25, 1996 was extended to May 3, 1996. On May 3, 1996, the Note was again extended to September 30, 1996.

                  On September 30, 1996, the Note was further extended for 90 days. The Company agreed to accrue interest effective June 1, 1996 at the rate of 20% per annum and allowed P.R. Finance to receive and hold any interest received and any principal repayments made. Such payments will be deducted against the outstanding amount due under the Note. As of August 31, 1996, the Company accrued interest payable on the Note amounted to $122,009 and the Company had deducted $915,850 from the Note representing the interest earned and received on the Loan Portfolio of $579,080 and principal repayments of $409,455, less management fee due P.R. Finance of $72,685, resulting to a balance of $2,206,159. On December 3, 1996, the Company and P.R. Finance agreed that the balance of the Note will be settled by the issuance of the Company's common stock valued at $2.75 per share. As a consequence, the Company's obligation on the
         Note is shown as part of the "Liabilities to be satisfied by the issuance of shares of common stock".

                  On November 11, 1996, the Company sold the Loan Portfolio to Capital Finance Corporation Pty. Ltd. in exchange for a non-interest bearing note of $8,600,000 payable $500,000 on December 1, 1996, $3,000,000 on December 15, 1996, $2,000,000 on January 31, 1997 and
         $3,100,000 on February 28, 1997. The present value of the note using an imputed interest rate of 10% amounts to $8,433,660. As of August 31, 1996, the investment in Loan Portfolio was included in the balance sheet as part of the "Net assets of discontinued operations" at its net realizable value of $8,433,660.

         Tetherless Access Asia Ltd. ("TAAL") - On October 24, 1996, the Company entered into a definitive Agreement and Plan of Reorganization (the "TAAL Agreement"), by and among the Company, TAAL, and the holders of all of the issued and outstanding capital stock of TAAL. The TAAL agreement was closed on November 13, 1996. Consummation of the agreement has resulted in a change of control of the Company. TAAL, a privately held Australian corporation, is a communications services company using high speed wireless data routers, with some critical components being the proprietary technology of TAAL. Under the terms of the TAAL agreement, the Company has acquired all of the outstanding capital of TAAL in exchange for 4,000,000 shares of the Company's common stock and 8,000,000 shares of the Company's Preferred Stock comprised of four separate series denominated as Series A through D. Each Series of the Preferred stock (comprised of 2,000,000 shares each) will be convertible into 6,000,000 shares of common stock upon the expiration of the applicable periods. The conversion ratio applied does not give effect to a reverse split of 2:1 of the common stock which will be implemented upon compliance with certain legal requirements. Thus, the shares issued to the TAAL stockholders will initially represent approximately 16.7% of the equity of the Company. On a fully diluted basis, these shares represent approximately 60% of the Company's equity. In September 1996, TAAL foreclosed on delinquent obligations due from its affiliate, Tetherless Access, Ltd. ("TAL USA"). Pursuant to the foreclosure, TAAL succeeded to the assets and liabilities of TAL USA. The transaction will be accounted for as a reverse acquisition whereby the Company which is the legal acquirer is considered, for accounting purposes, to be the acquiree since TAAL, on a fully diluted basis, will receive 60% of the equity of the combined corporation.

3.       DISCLOSURE OF CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

         Limited Operating History - The Company has only a limited operating history under its present business. The Company first generated revenues during the second quarter of fiscal year 1996, principally by its former subsidiary MTA and MTA's subsidiary Masling. The Company also earned interest income from its investment in loan portfolio. On November 11, 1996, the Company disposed of MTA and Masling, subsidiary of MTA, its investment in Barlile and the loan portfolio. As a result, the Company's assets as of November 11, 1996 consisted substantially of cash and notes receivable.

         Additional Funding May Be Required - Achievement of management's objectives will be dependent upon its ability to access significant capital. Management believes that it can raise sufficient capital through private placements, registered public offerings or exercise of outstanding warrants. If, for any reasons, sufficient capital is unavailable, the ability to achieve managements objectives may be adversely affected.

4.       OTHER ASSETS


         Funds Held in Escrow - On March 8, 1996, the Company terminated Mr. Mark Mendelson as its Vice President-Sales, for cause. Mr. Mendelson has sued the Company claiming wrongful termination and is asking for $1,000,000 in damages plus interest and expenses. The Company is defending the suit vigorously. The Court has granted Mr. Mendelson a prejudgment attachment in the sum of $130,000. The Company deposited the amount in an attorney's trust account and accrued the liability for $130,000.

                  The Company had deposited $100,000 in a special account which was designated to pay certain expenses in connection with the merger of APG and Kushi.

         Insurance Deposit - On March 4, 1994, APG entered into a Compromise and Settlement Agreement ("Settlement Agreement") by and between APG, Western Environmental Insurance Company ("WEIC") (In May 1994, WEIC was dissolved with the State of Vermont) and National Union Fire Insurance Company ("National"). The Settlement Agreement resolved the issues surrounding the workers' compensation policies that APG purchased from National for the periods of April 1, 1990 through April 1, 1992, inclusive, and the separate reinsurance agreement National had with WEIC with respect to the above workers' compensation policies. The Settlement Agreement became effective as of January 31, 1994, and the terms were as follows:

         a. APG paid $1,000,000 to National and, in return, APG and WEIC obtained a release from National, for any and all claims, as it relates to the workers' compensation policies purchased by APG for the periods of April 1, 1990 through April 1, 1992, and the separate reinsurance agreement between National had with WEIC with respect to said workers' compensation policies.

         b. APG placed $150,000 on deposit to be held for purposes of indemnification which will inure to the benefit of National for losses which exceed $1,000,000. Should the losses be less than $1,000,000, APG will participate in the savings at a rate of 50%.

5.       NOTES PAYABLE

         Notes payable consisted of the following at August 31, 1995 and 1996:


                                               August 31, 1995  August 31, 1996
                                               ---------------  ---------------
         John Errecart (1)                        $494,354           $

         Kurt P. Zimmerman (2)                                               202,408
                                                                          ----------       ----------
                                                                          $  696,762       $
                                                                          ==========       ==========


         (1) On December 22, 1993, APG entered into a note payable with John Errecart ("Errecart") for $300,000 with an interest rate of 1.66% per month and was secured by the assets of APG. This note payable and all unpaid interest were due on April 22, 1994. On December 12, 1995, Errecart was awarded a court judgment for $494,354. The Company settled this obligation by the issuance of 270,251 shares of the Company's common stock to John Errecart.

         (2) Kurt P. Zimmerman ("Zimmerman"), former Chairman of the Board and Chief Executive Officer of APG, advanced APG $350,000 for a one time fee of $25,000. On March 31, 1994, $200,000 was paid, leaving an amount outstanding of $175,000, which was due on April 30, 1994. The outstanding amount as of August 31, 1995 was $202,408, including accrued interest of $27,408. On May 31, 1996, Zimmerman converted the principal amount plus the accrued interest of the note in the total amount of $217,033 into 128,002 shares of APG's common stock.

6.       RESERVE FOR RESCISSION/GUARANTEE

         In 1994, APG rescinded the acquisition of 99.52% of the equity of ECI France, S.A. formerly known as Handtop France, S.A. Although the transaction was rescinded, the Company established a liability of $526,000 for obligations to Banque de Neuflixe, Schlumlberger Mallet and Credit Lyonnais ("Banks"), whereby the Banks advanced funds to ECI France, S.A. secured by a guarantee from the Company. On May 16, 1995, Credit Lyonnais was awarded a court judgment in France against the Company for approximately $300,000 principal amount plus interest from 7/28/94.

7.       NET LIABILITIES OF DISCONTINUED OPERATIONS

         The net liabilities of discontinued operations were those of two former subsidiaries of APG namely: Environmental Control Industries and Pactherm, Inc. On August 31, 1994, these subsidiaries filed Chapter 7 Bankruptcy with the United States Bankruptcy Court. During 1996, the remaining liabilities of these subsidiaries were discharged. The income from the discharge of the net liabilities of discontinued operations was shown separately in the "Discontinued Operations" in the accompanying statements of operation.

8.       RELATED PARTY TRANSACTIONS

         Due From/To Related Parties - As of August 31, 1995, the Company had outstanding advances of $282,468 to Rubywell and loans payable to former affiliated companies of MTA in the amount of $346,228. These amounts were settled in 1996.

         MTA and Rubywell License - In May 1996, MTA and Rubywell entered into an agreement, amending the license agreement dated June 16, 1995. The parties agreed that the license fee payable by Rubywell to MTA is the sum of $1,600,000 payable annually effective from August 31, 1995. The parties also agreed that the license will not be terminable at the will of MTA but will be for a term of five years commencing on August 31, 1995. Rubywell will be entitled anytime during the term of this agreement by notice in writing to MTA to terminate this agreement. Rubywell will pay to MTA a proportionate part of the license fee payable under this agreement calculated from August 31st in the relevant year until the date of expiration of the notice of termination. On November 11, 1996, the Company sold back MTA to Rubywell (see Note 2).

         Effective August 31, 1996, the Company's Board of Directors approved the issuance of 1,226,000 Shares of Common Stock to Wall Street Consulting for services rendered to the Company. Wall Street Consulting is owned by Patrick N. DiCarlo. Mr. DiCarlo is the Chief Executive Officer and a director of the Company.

9.       COMMITMENTS AND CONTINGENCIES

         Operating leases - In August 1995, the Company entered into a five-year lease for approximately 4,000 square feet of office space located in Stamford, CT. The lease provides for monthly payments of approximately $5,000 in the first year, escalating to $6,000 per month during the fifth year of the agreement. The Company occupied the facility beginning in October 1995 and moved out in September 1996. In September 1996, the Company entered into an agreement with a subtenant to sublet the office space from the Company for substantially the same terms and for the same period as the Company's lease with the landlord. The subtenant will pay rent directly to the landlord during the term of the agreement. The Company remains liable for performance on the lease if the subtenant defaults on the agreement in the aggregate amount of approximately $300,000 for the remaining term of the lease.

                  In August 1995, the Company entered into a five-year lease for 27,000 square feet of warehouse space located in Parsippany, NJ. The lease calls for monthly payments of approximately $10,000 during the term of the lease. The Company occupied such space beginning in September 1995 and moved out in April 1996. In April 1996, the Company entered into an agreement with a subtenant to sublet the warehouse from the Company for substantially the same terms and for the same period as the Company's lease with the landlord. The subtenant will pay rent directly to the landlord during the term of the agreement. The Company remains liable for performance on the lease if the subtenant defaults on the agreement in the aggregate amount of approximately $500,000 for the remaining term of the lease.

                  In July 1996, the Company entered into a five-year lease for approximately 2,134 square feet of office space located in Irvine, CA. The lease provides for monthly payments of $3,777 commencing on August 1, 1996. Rent expense for year ended August 31, 1996 was $3,777. The following is a schedule, by year, of future minimum rentals due under the terms of the agreement:


         1997                                                 $ 45,324
         1998                                                   45,324
         1999                                                   45,324
         2000                                                   45,324
         2001                                                   41,547
                                                              --------
                                                              $222,843
                                                              ========

         Employment Agreements:

         Daniel A. France - On June 15, 1996, the Company entered into a two-year employment agreement with Daniel A. France, the Company's Chief Financial and Operating Officer. The agreement is renewable for successive one-year periods after the second anniversary of the agreement. The agreement provides for base compensation of $115,000 per year which shall be adjusted annually based upon the Consumer Price Index and merit increases as may be recommended by the Chief Executive Officer to the Board of Directors. In addition, the Company shall pay him a performance bonus based on mutually agreed objectives with the Chief Executive Officer and Board of Directors. The Company will also pay him a $600 per month car allowance, $1,500 monthly housing allowance for six months and $25,000 relocation allowance.

         Wallace N. Seward - On June 30, 1995, the Board of Directors approved Mr. Seward's employment agreement which pays him $120,000 per year for a term of three years and pays him a bonus of not less than $100,000 per year. Mr. Seward no longer serves as an officer or employee of the Company, however, should Mr. Seward assert a claim against the Company under his employment agreement, he may seek all of the compensation provided therein. The Company is engaged in settlement discussions with Mr. Seward. Management has provided for the issuance of 100,000 shares of common stock to settle this obligation.

         Pending Proceedings:

         Mendelson v. Kushi - On March 8, 1996, the Company terminated Mr. Mark Mendelson as its Vice President-Sales, for cause. Mr. Mendelson has sued the Company claiming wrongful termination and is asking for $1,000,000 in damages plus interest and expenses. The Company is defending the suit vigorously. The Court has granted Mr. Mendelson a prejudgment attachment in the sum of $130,000. The Company deposited the amount in an attorney's trust account and accrued the liability for $130,000. Management believes that the ultimate settlement of this lawsuit will not have a significant effect on the Company's financial position or results of operations.

         Bruce Street Medical Center Annex, a Nevada Limited Partnership, and Robert Roggen, as General Partner v. American Phoenix Group, Inc. On May 17, 1995, Bruce Street Medical Center Annex, a Nevada Limited Partnership, and Robert Roggen, as General Partner (jointly "Medical Center"), filed a complaint in the District Court of the State of Nevada, Clark County, Case No. A346087, against APG alleging monies owed pursuant to a certain lease agreement which the Medical Center allegedly entered into with APG on or about December 1994. The Complaint seeks to recover monies for, inter alia, unpaid rent at the rate of $3,880 per month from and after December 24, 1994 and for reimbursement of certain tenant improvements made by the Medical Center allegedly on APG's behalf in an amount in excess of $12,500. The Company disputes the validity of the lease agreement. To date, the Company is unaware of any further prosecution of this lawsuit.

         Daniel J. Doud v. American Phoenix Group, Inc. On November 8, 1995, Daniel J. Doud ("Doud") filed a complaint against APG in the Superior Court of the State of California, County of Los Angeles, Case No. SC039240 alleging inter alia breach of contract, breach of promissory note and unjust enrichment. Doud further alleges that he entered into an Employment Agreement dated March 1, 1994 with APG whereby APG agreed to pay Doud $84,000 per year plus certain benefits, including a signing bonus; $4,200 for reimbursable costs of heath insurance; $8,100 for moving expenses; $67,000 for travel expenses; and $4,200 for auto allowance in exchange for Doud's future services to be rendered for APG. Doud also asserts that on November 9, 1993, he entered into a Business Loan Agreement with Handtop Technologies, S.A. to receive $325,000 plus interest at the rate of 8.5 percent per annum with a maturity date of June 30, 1994, and that this obligation was subsequently assigned to and undertaken by APG. APG disputes the validity of the employment agreement, the validity of the business loan agreement and disputes that Doud rendered any services to APG. The Company has numerous defenses to this complaint and intends to vigorously defend this action. The Company is engaged in settlement discussions with Doud. Management believes that the ultimate settlement of this lawsuit will not have a significant effect on the Company's financial position or results of operations.

         General Electric Capital Corporation v. Environmental Control Industries and American Phoenix Group, Inc. On October 30, 1995, General Electric Capital Corporation ("GECC") obtained a default judgment against the Company in the principal amount of $54,603 plus prejudgment interest of $9,111 and attorney's fees of $6,176 in its complaint for monies owed and possession of equipment provided to Environmental Control Industries and, as against, the Company under the Company's written guarantee in favor of GECC. The Company is engaged in settlement discussions with GECC.

         The Company is also party to various suits and claims incidental to its business. In the opinion of management, the ultimate disposition of these proceedings will not have a material adverse effect on the Company's financial position or results of operations.

10.      INCOME TAXES

         There were no provisions for income taxes for the fiscal years ended 1995 and 1996. The Company has federal tax net operating loss carry forwards of approximately $9,500,000 which is available to offset future taxable income. The utilization of such carry forwards will be limited by the change in ownership. The Company has not recorded any deferred tax asset as a result of the net operating loss carry forwards as it has provided a 100% allowance against this asset.

11.      LIABILITIES TO BE SATISFIED BY THE ISSUANCE OF
         SHARES OF COMMON STOCK

         Effective August 31, 1996, the Company's Board of Directors approved the issuance of 4,354,000 shares of common stock to certain consultants, including 1,200,000 shares to the Company's President and Chairman of the Board of Directors and 1,226,000 shares to his consulting company, for services rendered to the Company. The shares were valued at a total of $2,177,000 based on the average market price of the shares when the services were rendered.

         On December 3, 1996, the Company and a note holder agreed that the balance of the note as of November 30, 1996 will be settled through the issuance of shares of common stock valued at $2.75 per share. The balance of the note as of August 31, 1996 in the amount of $2,206,159 was included in the "Liabilities to be satisfied by the issuance of shares of common stock".

12.      STOCK OPTIONS AND WARRANTS

         The following is a schedule of all stock options and warrants outstanding as of August 31, 1996:


                                                           Number of      Exercise
                                                            Shares          Price       Expiry Date
                                                            ------          -----       -----------

         Incentive and non-qualified stock options            8,500       $   5.00    August 10, 2000
         IPO warrants                                     1,610,000       $   3.75    August 10, 2000
         Underwriter warrants                               140,000       $  10.31    August 10, 2000
         Underwriter warrants                               110,000       $  10.25    August 10, 2000
         Post-effective (Merger) warrants                 1,575,000       $   3.75    August 10, 2000
         Pre-merger warrants                              2,867,906       $   3.75    August 10, 2000
         Warrants issued to Aviva Corporation Ltd.,
            a financial and consulting company              213,350       $   3.52    August 10, 2000
                                                          ---------
                                                          6,524,756
                                                          =========

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                       AND TETHERLESS ACCESS ASIA LIMITED



          UNAUDITED PRO FORMA COMBINING CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma combining condensed financial statements give effect to the acquisition by American Phoenix Group, Inc. ("APG") of all of the issued and outstanding shares of Tetherless Access Asia Limited ("TAAL") pursuant to the Definitive Agreement and Plan of Reorganization and are based on the estimates and assumptions set forth herein and in the notes to the financial statements. This pro forma information has been prepared utilizing the historical financial statements of the each of the entities. The pro forma financial data is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the acquisition had been effected on the date indicated or those results which may be obtained in the future.

The transaction is accounted for as a reverse acquisition whereby APG which is the legal acquirer is considered, for accounting purposes, to be the acquiree since TAAL, on a fully diluted basis, will receive 60% of the equity of the combined corporation.

The pro forma adjustments are described in the Accompanying Notes to Pro Forma Combining Condensed Financial Statements. The unaudited Pro Forma Combining Condensed Statement of Operations assumes that the acquisition of TAAL had occurred on October 1, 1995. The unaudited Pro Forma Combining Condensed Balance Sheet assumes that the acquisition of TAAL had occurred on August 31, 1996, although the actual acquisition date is subsequent to August 31, 1996.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                       AND TETHERLESS ACCESS ASIA LIMITED

                NOTES TO UNAUDITED PRO FORMA COMBINING CONDENSED
                              FINANCIAL STATEMENTS

1. Tetherless Access Asia Limited ("TAAL) balance sheet as of September 30, 1996 included the assets and liabilities of Tetherless Access Limited ("TAL"). TAAL foreclosed on delinquent obligations due from its affiliate, TAL. Pursuant to the foreclosure, TAAL succeeded to the assets and liabilities of TAL.

2. To reflect the issuance of 8,000,000 shares of APG's Preferred Stock, 4,000,000 shares of APG's common stock, a reverse split of 2:1 and the elimination of the accumulated deficit of APG.

3. The transaction is accounted for as a reverse acquisition whereby APG which is the legal acquirer is considered, for accounting purposes, to be the acquiree, thus, the historical result of operations of APG is not included in the combined statement of operations.

4. The "Liabilities to be satisfied by the issuance of shares of common stock" are settled through the issuance of 4,354,000 shares of common stock.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                       AND TETHERLESS ACCESS ASIA LIMITED
             UNAUDITED PRO FORMA COMBINING CONDENSED BALANCE SHEETS
                                 AUGUST 31, 1996

                                                                            American        Tetherless
                                                                            Phoenix         Access Asia       Pro Forma
                                                                           Group, Inc.      Limited (1)      Adjustments
                                                                         ---------------   --------------   --------------
                                            ASSETS

CURRENT ASSETS
       Cash                                                              $       648,021   $      114,288   $
       Inventory                                                                                  442,472
       Accounts receivable                                                                        123,936
       Subscriptions receivable                                                                 1,664,540
       Prepaid expenses                                                                            15,416
       Net assets of discontinued operations                                   9,902,596
       Investment in Barlile Corp,                                               150,000
                                                                         ---------------   --------------   --------------

                TOTAL CURRENT ASSETS                                          10,700,617        2,360,652

PROPERTY AND EQUIPMENT, Net                                                       46,526          545,586

OTHER ASSETS
       Funds held in escrow                                                      230,000
       Insurance escrow deposit                                                  150,000
       Other deposits                                                             69,190           84,860
       Intellectual property                                                                          315
       Investments                                                                                137,984
                                                                         ---------------   --------------   --------------
                                                                                 449,190          223,159
                                                                         ---------------   --------------   --------------

                                                                         $    11,196,333   $    3,129,397   $
                                                                         ===============   ==============   ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Notes payable                                                     $                 $                $
       Accounts payable and accrued expenses                                   1,004,418          289,977
       Reserve for rescission/guarantee                                          526,000
                                                                         ---------------   --------------   --------------

                TOTAL CURRENT LIABILITIES                                      1,530,418          289,977

LIABILITIES TO BE SATISFIED BY THE ISSUANCE OF SHARES
       OF COMMON STOCK                                                         4,383,159                        (2,177,000)(4)

STOCKHOLDERS' EQUITY
       Preferred stock - authorized 10,000,000 shares, $.01 par value ,
            issued and outstanding - 8,000,000 shares (pro forma)                                                   80,000(2)
       Common stock - authorized 50,000,000 shares, $.001 par value, issued and outstanding 19,119,371 shares at August 31, 1996
            and 15,913,686 shares (pro forma)                                     19,119        3,490,125       (3,493,330)(2)(4)
       Additional paid-in capital                                             21,717,639        6,942,776      (10,863,672)(2)(4)
       Accumulated deficit                                                   (16,454,002)      (7,593,481)      16,454,002(2)
                                                                         ---------------   --------------   --------------

                TOTAL STOCKHOLDERS' EQUITY                                     5,282,756        2,839,420        2,177,000
                                                                         ---------------   --------------   --------------

                                                                         $    11,196,333   $    3,129,397   $
                                                                         ===============   ==============   ==============

                                                                            Combined
                                                                         --------------
                                            ASSETS

CURRENT ASSETS
       Cash                                                              $      762,309
       Inventory                                                                442,472
       Accounts receivable                                                      123,936
       Subscriptions receivable                                               1,664,540
       Prepaid expenses                                                          15,416
       Net assets of discontinued operations                                  9,902,596
       Investment in Barlile Corp,                                              150,000
                                                                         --------------

                TOTAL CURRENT ASSETS                                         13,061,269

PROPERTY AND EQUIPMENT, Net                                                     592,112

OTHER ASSETS
       Funds held in escrow                                                     230,000
       Insurance escrow deposit                                                 150,000
       Other deposits                                                           154,050
       Intellectual property                                                        315
       Investments                                                              137,984
                                                                         --------------
                                                                                672,349
                                                                         --------------

                                                                         $   14,325,730
                                                                         ==============


                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Notes payable                                                     $
       Accounts payable and accrued expenses                                  1,294,395
       Reserve for rescission/guarantee                                         526,000
                                                                         --------------

                TOTAL CURRENT LIABILITIES                                     1,820,395

LIABILITIES TO BE SATISFIED BY THE ISSUANCE OF SHARES
       OF COMMON STOCK                                                        2,206,159

STOCKHOLDERS' EQUITY
       Preferred stock - authorized 10,000,000 shares, $.01 par value ,
            issued and outstanding - 8,000,000 shares (pro forma)                80,000
       Common stock - authorized 50,000,000 shares, $.001 par value, issued and outstanding 19,119,371 shares at August 31, 1996
            and 15,913,686 shares (pro forma)                                    15,914
       Additional paid-in capital                                            17,796,743
       Accumulated deficit                                                   (7,593,481)
                                                                         --------------

                TOTAL STOCKHOLDERS' EQUITY                                   10,299,176
                                                                         --------------

                                                                         $   14,325,730
                                                                         ==============

 See accompanying Notes to Pro Forma Combining Condensed Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                       AND TETHERLESS ACCESS ASIA LIMITED
        UNAUDITED PRO FORMA COMBINING CONDENSED STATEMENTS OF OPERATIONS
                     TWELVE MONTHS ENDED SEPTEMBER 30, 1996

                                             Tetherless      Tetherless
                                             Access Asia       Access                           American
                                              Limited          Limited         TAAL & TAL        Phoenix        Pro Forma
                                               ("TAAL")        ("TAL")          Combined      Group, Inc, (3)  Adjustments
                                            -------------   --------------   --------------   ---------------  -----------
REVENUES                                    $               $      683,627   $      683,627   $                $
                                            -------------   --------------   --------------   ---------------  -----------

COSTS AND EXPENSES
       Cost of sales                                               560,762          560,762
       Selling, general and administrative        466,831        4,820,222        5,287,053
       Research and development                                    514,434          514,434
                                            -------------   --------------   --------------   ---------------  -----------

                 TOTAL COSTS AND EXPENSES         466,831        5,895,418        6,362,249
                                            -------------   --------------   --------------   ---------------  -----------

LOSS FROM OPERATIONS                             (466,831)      (5,211,791)      (5,678,622)
                                            -------------   --------------   --------------   ---------------  -----------

OTHER INCOME                                        3,520            8,778           12,298
                                            -------------   --------------   --------------   ---------------  -----------

NET LOSS                                    $    (463,311)  $   (5,203,013)      (5,666,324)  $                $
                                            =============   ==============   ==============   ===============  ===========

NET LOSS PER SHARE


WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING

                                               Combined
                                            --------------
REVENUES                                    $      683,623
                                            --------------

COSTS AND EXPENSES
       Cost of sales                               560,762
       Selling, general and administrative       5,287,053
       Research and development                    514,434
                                            --------------

                 TOTAL COSTS AND EXPENSES        6,362,249
                                            --------------

LOSS FROM OPERATIONS                            (5,676,622)
                                            --------------

OTHER INCOME                                        12,298
                                            --------------

NET LOSS                                    $   (5,665,324)
                                            ==============

NET LOSS PER SHARE                          $        (0.49)
                                            ==============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                       11,560,000
                                            ==============

 See accompanying Notes to Pro Forma Combining Condensed Financial Statements.

                                EXHIBIT INDEX

                  Registrant hereby incorporates by reference the following documents filed as part of its Registration Statement on Form SB-2 (File No. 33-92154-NY), declared effective August 31, 1995 (the "Registration Statement"):

         3.1      Restated Certificate of Incorporation

         3.2      By-Laws

         4.1      Specimen Common Stock Certificate

         4.2      Specimen Preferred Stock Certificate

         4.3      Specimen 10% Promissory Note

         4.6      Form of Representative's Stock Warrant

         4.7      Form of Representative's Warrant

         4.8 Form of Subscription Agreement between Registrant and Investors pursuant to October 31, 1995 Private Placement Memorandum

         10.1 Lease Agreement between the Registrant and American Office Centers, Inc., dated December 12, 1994

         10.2 Assignment and License Agreement between the Registrant and Micho, Aveline and Philip Kushi, dated October 10, 1994, as amended

         10.3 Agreement between the Registrant and Micho, Aveline and Philip Kushi, dated October 10, 1994.

         10.4 Employment Agreement between the Registrant and Michio Kushi, dated October 10, 1994, as amended

         10.5 Employment Agreement between the Registrant and Robert Morrow, dated October 20, 1994, as amended

         10.6 Employment Agreement between the Registrant and Daniel France, dated October 20, 1994, as amended

         10.7 Employment Agreement between the Registrant and Rodney C. Lewis, dated October 20, 1994, as amended

         10.8 Consulting Agreement between the Registrant and Mark Schindler, dated October 20, 1994, as amended

         10.9 Consulting Agreement between the Registrant and Eugene Stricker, dated October 20, 1994, as amended

         10.10 Consulting Agreement between the Registrant and Fred Sternau, dated October 20, 1994, as amended

         10.11    1994 Kushi Macrobiotics Corp. Stock Option Plan

         10.12    1994 Kushi Macrobiotics Corp. Stock Bonus Plan




                  Registrant hereby incorporates by reference the following documents that were filed with Amendment No. 1 to the Registration Statement:

         1.4.1    Form of Underwriter's Consulting Agreement, as amended

         1.5      Warrant Exercise Fee Agreement

         4.4      Specimen Warrant Certificate

         4.5      Form of Warrant Agreement

         4.6.1    Form of Representative's Stock Warrant, as amended

         4.7.1    Form of Representative's Warrant, as amended

         10.13    Form of Employee/Consultant Waiver Agreement

         10.14    Security Agreement between the Company and Mr. Kushi

         10.15    Form of Lock-up letter

         10.16 Agreement between Registrant and ABIC International Consultants, Inc. dated June 13, 1995

         10.17 Agreement between Registrant and Regu-Tech(r) Associates, Inc. dated January 12, 1995.

         Registrant hereby incorporates by reference the following documents that were filed with Amendment No. 2 to the Registration Statement.

         10.18 License Agreement between the Company and Baldwain Hill Bakery, dated March 1, 1995.

         10.19 License Agreement between the Registrant and U.S. Mills, Inc., dated June 9, 1995.


         The following exhibit is incorporated by reference from the Registrant's Form 10-QSB for the quarter ended September 30, 1995:

         10.1     Millennium Securities Corp. Agreement

         Registrant hereby incorporates by reference the following documents that were filed with Registrant's Form 10-QSB for the year ended December 31, 1995:

         10.20 Employment Agreement between the Registrant and Mark S. Mendelson effective as of August 1, 1995


         10.21 Agreement between Robert M. Morrow and the Registrant, dated as of December 22, 1995.


         10.22 Agreement between ACG International Inc. and the Registrant dated December 4, 1995

         10.23 Lease between the Registrant and Three Stamford Landing Associates, LLC dated August 23, 1995

         10.24 Lease between the Registrant and Allan V. Rose d/b/a AVR Realty Company dated August 21, 1995

         Registrant hereby incorporates by reference the following documents that was filed with Registrant's Form 10-QSB for the quarter ended June 30, 1996:

         2.1 Agreement and Plan of Merger by and among Kushi Macrobiotics Corp. and American Phoenix Group, Inc. and Kushi Cuisine Corporation dated June 1, 1996. (Terminated).

         Registrant hereby incorporates by reference the following document that was filed with Registrant's Registration Statement on Form S-4 (File No. 333-10755) that was declared effective on September 3, 1996:

         2.2 Amended and Restated Plan of Merger by and among Kushi Macrobiotics Corp., American Phoenix Group, Inc. and Kushi Natural Foods Corp. dated August 12, 1996.

         Registrant hereby incorporates by reference the following documents that were filed with Registrant's Registration Current Report on Form 8-K on November 29, 1996:

         2.3 Plan and Agreement of Reorganization dated October 24, 1996, by and between Registrant, Tetherless Access Asia Limited ("TAAL") and the Shareholders of TAAL

         10.25 Agreement dated November 4, 1996, between Registrant, Rubywell Pty, Ltd. and Marine Turbine Australia Pty, Ltd. and related deed and promissory note

         10.26 Deed between Registrant and Capital Finance Corporation and related Promissory Note in the principal amount of $8,600,000

         27       Financial Data Schedule (Electronic Filing)