Form 10QSB
period 1996-12-31
AMERICAN PHOENIX GROUP INC /DE
filed 1997-02-19
CIK 934924

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                       COMMISSION FILE NUMBER 0000-26110

                          AMERICAN PHOENIX GROUP, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                               930 E. ARQUES AVE
(State or Other Jurisdiction                      SUNNYVALE, CA
     of Incorporation)                (Address of Principal Executive Office)


         133-768554                                    94086-4552
      (I.R.S. Employer                                 (Zip Code)
    Identification No.)



      REGISTRANT'S TELEPHONE NUMBER, INCLUDING  AREA CODE:
                               ____________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                YES [X]   NO [ ]

As of December 31, 1996, there were 27,969,371 shares of Registrant's Common Stock (par value $.01) outstanding.

==============================================================================

                                                 PART I


Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and related notes thereto included elsewhere herein. American Phoenix Group, Inc., a Nevada corporation ("APG"), merged with Kushi Macrobiotics Corp., a Delaware corporation (the "Company"), in September 1996 and adopted APG's corporate name. In November 1996 the Company acquired Tetherless Access Asia Limited, an Australian corporation ("TAAL"), in a share-for-share exchange. Both transactions were accounted for as reverse acquisitions. The Company adopted APG's fiscal year end after the Kushi merger and TAAL's fiscal year end after the TAAL acquisition. In connection with the TAAL acquisition, the Company sold substantially all of its assets for cash and short term secured notes to raise capital. Consequently, the results of operation for the three and six months ended December 31, 1996 and 1995 are those of TAAL. No comparison should be made to the discontinued operations of the Company.

         OVERVIEW

         TAAL offers low-cost, medium-speed, wireless data communications products and services, particularly in developing economies outside the United States. By use of a short-range radio signal, computers or computer networks are connected to the national or international telecommunications network, avoiding the need for local telephone lines and connections.

         The Company was incorporated in Delaware in May 1994. The Company marketed premium macrobiotic food products until September 1996. To address declining revenues, in early 1996 the Company sought a strategic alliance to broaden its revenue base. However, APG's management did not consider the macrobiotic food products to be compatible with its technology financing and development businesses. Consequently, the Company spun off its food business to its stockholders prior to the APG merger.

         As previously disclosed, the Company acquired 100 percent of the outstanding ordinary shares of TAAL in exchange for the Company's issuance to the TAAL shareholders of four million shares of Common Stock and eight million shares of Preferred Stock in four series of two million shares each, designated Series A, B, C and D. The transaction assumes a 2:1 reverse split of the Company's Common Stock after issuance of the four million shares of Common Stock. The Preferred Stock converts automatically into an aggregate of 24 million shares of Common Stock. There is no adjustment for the reverse split in the number of shares of Preferred Stock or the conversion ratio into Common Stock. The Series A, B, C, and D Preferred Stock convert at six months, 24 months, 36 months, and 48 months after issuance and confer voting rights together with Common Stock on an as-converted basis until conversion.

         The TAAL shareholders conditioned their acquisition of the Company stock on the Company's disposition of its assets for $10 million or more. Thus, the Company disposed of its assets to raise capital and to allocate the Company's capital resources exclusively to the TAAL business.

         RESULTS OF OPERATIONS

         Total revenues during the three and six months ended December 31, 1996, were approximately $244,000 and $352,000, respectively, compared to $203,000 and $241,000 in the comparable periods in 1995. TAAL's principal source of revenue historically has been sales of wireless network hardware. The Company has changed its mission to that of a network service provider. The Company derives revenues from recurring fees charged to users of the Company's wireless network systems. As a result, the Company's receipt of revenues from providing network services will be delayed while the Company builds and installs networks and obtains subscribers. In addition, the Company expects to allocate substantially all available revenues into working capital and investment into business expansion. Consequently, due to these front end expenditures in building a network infrastructure, the Company's management does not expect the Company to realize positive cash flow for several years until the network infrastructure has been established.

         Total general and administrative expenses were approximately $1,652,000 and $2,569,000 for the three and six months ended December 31, 1996, compared to $883,000 and $1,510,000 in the comparable periods in 1995. The increased general and administrative expenses reflect key management and other personnel additions at the Company's operating locations and in the corporate headquarters located in Sunnyvale, CA.

         The Company recorded interest income of approximately $142,000 during the three and six months ended December 31, 1996. This income reflects the amortization of the present value discount recorded for certain notes received in payment of the Company's disposition of assets in November 1996. The remaining discount balance at December 31, 1996 of $84,000 will be fully amortized by February 28, 1997.

         During the last six months months ended December 31, 1996, the Company incurred total interest expense of approximately $59,000, reflecting accrued interest on a $2.2 million note payable. The Company expects to pay the note and accrued interest with the issuance of common stock during the three months ending March 31, 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had working capital of approximately $9.9 million at December 31, 1996, an increase of over $9.5 million over the $420,000 working capital deficit at June 30, 1996. The increase in working capital is principally due to approximately $8.1 million net assets ($10.3 million gross proceeds less $2.2 million related debt) to be realized from the disposition of its discontinued operations. At December 31, 1996, the Company had total cash of approximately $873,000 and $9.7 million notes receivable due by February 28, 1997.

         The Company is in various stages of implementing wireless networks in Argentina, Australia, New Zealand, China, Philippines and Alaska. The Company believes that its existing capital resources are likely to be sufficient to fund the planned costs of developing existing networks, launch new network systems, and meet operating expenses for the next 12 months from the $10.3 million in funds generated by its sale of assets, anticipated revenues from its network systems, and anticipated reduction of debt with equity. The planned use of these proceeds during the next 12 months includes: $1.8 million for working capital which primarily will be allocated to the purchase of inventory; $1.5 million for capital equipment expenditures for network systems; $2.6 million costs associated with installing and developing network systems; $700,000 for product development; $1.2 million for sales and marketing costs; and $1.4 million for overhead and general corporate purposes. However, if for any reason these funds were unavailable to the Company, the Company's plan of operation would be materially and adversely affected. Although the Company believes that its current capital resources are sufficient, no assurance can be made that alternative capital sources will become available.

         To provide additional capital, the Company recently commenced a private placement of up to $7.5 million in Common Stock at $3.00 per share. The investors will also receive warrants to purchase a total of 1,500,000 shares of Common Stock, in three series of 500,000 each, exercisable at $3.00, $5.00 and $7.00, respectively. The Company has received commitments for $4 million and expressions of interest for an additional $1.5 million from institutional sources. The Company is cautiously optimistic that this private placement will be completed within the next 30 to 45 days.

         The Company has also received a written proposal, subject to execution of a definitive underwriting agreement, for a registered public offering of up
to $3 million in Common Stock.   The Company currently is evaluating the
feasibility and desirability of this proposal. However, the Company also anticipates that exercise of its outstanding warrants at $3.75 per share becomes more likely if the TAAL business continues to grow. Although these warrants represent a significant potential source of capital, there can be no assurance that they may be exercised within the next 60 days.

         In connection with the Company's disposition of its notes portfolio in November 1996, the Company received a promissory note in the principal amount of $8.6 million from Capital Finance Corporation Pty. Ltd. ("Capital Finance"). The Company received an initial payment of $500,000. A payment of $5 million was due on January 31, 1997. At Capital Finance's request, the Company granted Capital Finance an extension of up to 60 days. Capital Finance's request arises from certain delays occasioned by a policy review by one of its principal lenders, which resulted in retroactive policy changes. Capital Finance has assured the Company of its ability and intent to pay this sum from other sources within this period. Capital Finance has represented to the Company that it currently has in excess of AU$100 million in assets under management. In addition, Capital Finance has informed the Company that it has a line of credit with Overseas Chinese Banking Corporation Limited (formerly known as The Bank of Singapore (Australia) Limited) for over AU$60 million, in addition to other institutional and private capital sources. Consequently, the Company believes that Capital Finance is capable of meeting its payment obligation. This extension is not expected to have a significant adverse impact on the Company's liquidity over the next 60 days, assuming the Company receives at least $1.5 million from Capital Finance, funding from the private placement, or other sources, as described above. However, if for any reason the Company is unsuccessful in consummating its private placement or other financings and this payment is materially delayed beyond 60 days, the Company's liquidity and ability to fund its future operations is likely to be substantially reduced.

         In connection with the sale of certain shares of the Company's Common Stock by Rubywell Pty. Ltd. ("Rubywell") to Budbox, Inc. ("Budbox"), Rubywell assigned Budbox's promissory note in the amount of $1.5 million in payment of sums owed to the Company by Rubywell. The Company received the first two payments totaling $500,000. A third payment of $500,000 was due on January 31, 1997. Budbox has requested a brief extension of the payment due date because the Company has not effected the transfer of the subject shares to Budbox. The Company is confident this matter will be resolved shortly. Nonetheless, the Company is reasonably assured of Budbox's ability and intent to meet this payment obligation within the next thirty days. The Company does not expect this delay to have a material adverse impact on its working capital or liquidity, assuming the Company receives at least $1.5 million from Capital Finance, funding from the private placement, or other sources, as described above.

         In September 1996, the Company loaned $200,000 to Vancouver Development Company ("VDC") in exchange for which it received a promissory note from VDC payable on or about November 11, 1996. When this loan was made, the Company was was negotiating an acquisition of VDC. This note was to be repaid through escrow from the proceeds of sale of certain real property. Although the property is in escrow, the transaction has not closed. The Company anticipates repayment of the note within the next thirty days. This delay is not expected to have a significant adverse impact on the Company's liquidity over the next 60 days, assuming the Company receives at least $1.5 million from Capital Finance, funding from the private placement, or other sources, as described above.

         From time to time the Company seeks to use equity financing to consummate acquisitions or to meet its outstanding obligations. The Company negotiated the payment of a note with an approximate balance of $2.2 million by issuing approximately 800,000 shares of the Company's Common Stock at $2.75 per share, effective November 30, 1996. In addition, the Company negotiated the payment of approximately $1.7 million in accrued fees and expenses to various parties, which were incurred during the year ended August 31, 1996, by issuing shares of Common Stock.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                       DECEMBER 31, 1996 AND JUNE 30, 1996


                                                                              December 31,           June 30,
                                                                                  1996                 1996
                                                                              ------------         ------------
                                     ASSETS

CURRENT ASSETS
       Cash                                                                   $    872,551         $    187,957
       Inventory                                                                   907,724              592,482
       Accounts receivable                                                         367,457              112,719
       Prepaid expenses                                                             24,918               29,848
       Notes receivable                                                          9,656,649
                                                                              ------------         ------------

                TOTAL CURRENT ASSETS                                            11,829,299              923,006

PROPERTY AND EQUIPMENT, Net                                                        587,606              311,515

OTHER ASSETS
       Funds held in escrow                                                        150,944
       Deposits and other assets                                                   154,416              220,584
                                                                              ------------         ------------
                                                                                   305,360              220,584
                                                                              ------------         ------------

                                                                              $ 12,722,265         $  1,455,105
                                                                              ============         ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable and accrued expenses                                  $  1,360,017         $    500,788
       Reserve for rescission/guarantee                                            526,000
                                                                              ------------         ------------

                TOTAL CURRENT LIABILITIES                                        1,886,017              500,788

LIABILITIES TO BE SATISFIED BY  THE ISSUANCE
       OF SHARES OF COMMON STOCK                                                 3,932,731

STOCKHOLDERS' EQUITY
       Preferred stock - authorized 10,000,000 shares, $.01 par value, issued and outstanding - 8,000,000 shares at December 31,
            1996 and June 30, 1996                                                  80,000               80,000
       Common stock - authorized 50,000,000 shares, $.001 par value, issued and outstanding - 24,969,371 shares at December 31,
            1996 and 4,000,000 at June 30, 1996                                     24,969                4,000
       Additional paid-in capital                                               15,849,288            6,921,821
       Subscriptions receivable                                                   (321,540)
       Accumulated deficit                                                      (8,729,200)          (6,051,504)
                                                                              ------------         ------------
                                                                                 6,903,517              954,317
                                                                              ------------         ------------

                                                                              $ 12,722,265         $  1,455,105
                                                                              ============         ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995



                                                     1996                 1995
                                                  -----------         -----------
REVENUES                                          $   352,264         $   241,393
                                                  -----------         -----------

COSTS AND EXPENSES
       Cost of sales                                  294,309             164,455
       Selling, general and administrative          2,568,754           1,509,529
       Research and development                       250,158              74,978
                                                  -----------         -----------

                 TOTAL COSTS AND EXPENSES           3,113,221           1,748,962
                                                  -----------         -----------

LOSS FROM OPERATIONS                               (2,760,957)         (1,507,569)
                                                  -----------         -----------

OTHER INCOME (EXPENSE)
       Interest income                                142,109               4,399
       Interest expense                               (58,848)
                                                  -----------         -----------
                                                       83,261               4,399
                                                  -----------         -----------

NET LOSS                                          $(2,677,696)        $(1,503,170)
                                                  ===========         ===========

NET LOSS PER SHARE                                $     (0.29)        $     (0.38)
                                                  ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                           9,242,343           4,000,000
                                                  ===========         ===========



     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995




                                                      1996                  1995
                                                  ------------         ------------
REVENUES                                          $    243,883         $    203,193
                                                  ------------         ------------

COSTS AND EXPENSES
       Cost of sales                                   198,270              141,286
       Selling, general and administrative           1,652,441              883,318
       Research and development                         36,237               43,967
                                                  ------------         ------------

                 TOTAL COSTS AND EXPENSES            1,886,948            1,068,571
                                                  ------------         ------------

LOSS FROM OPERATIONS                                (1,643,065)            (865,378)
                                                  ------------         ------------

OTHER INCOME (EXPENSE)
       Interest income                                 141,059                2,137
       Interest expense                                (58,848)
                                                  ------------         ------------
                                                        82,211                2,137
                                                  ------------         ------------

NET LOSS                                          $ (1,560,854)        $   (863,241)
                                                  ============         ============

NET LOSS PER SHARE                                $      (0.11)        $      (0.22)
                                                  ============         ============

WEIGHTED AVERAGE NUMBER OF COMMON
       SHARES OUTSTANDING                           14,484,686            4,000,000
                                                  ============         ============


     See accompanying Notes to Condensed Consolidated Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995




                                                                       1996                1995
                                                                   -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net loss                                                    $(2,677,696)        $(1,503,170)
       Adjustments to reconcile net loss to net cash used
          in operating activities:
              Depreciation  and amortization                            99,186              38,476
              Amortization of discount on notes receivable            (132,053)
              Changes in operating assets and liabilities:
                      Inventory                                       (315,242)           (248,076)
                      Accounts receivable                             (254,738)           (194,105)
                      Prepaid expenses                                   4,930                 485
                      Accounts payable and accrued expenses           (117,626)            203,085
                                                                   -----------         -----------

       Net cash used in operating activities                        (3,393,239)         (1,703,305)
                                                                   -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Decrease (increase) in other assets                             176,447              (6,605)
       Collection of notes receivable                                  728,000
       Purchases of property and equipment                            (328,334)           (197,479)
                                                                   -----------         -----------

       Net cash used in investing activities                           576,113            (204,084)
                                                                   -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
       Cash received on reverse merger                                 804,107
       Sale of common stock                                          2,697,613           1,912,014
                                                                   -----------         -----------

       Net cash provided by financing activities                     3,501,720           1,912,014
                                                                   -----------         -----------

NET INCREASE IN CASH                                                   684,594               4,625

CASH, beginning of period                                              187,957             333,574
                                                                   -----------         -----------

CASH. end of period                                                $   872,551         $   338,199
                                                                   ===========         ===========

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       COMMENTS

         The accompanying condensed financial statements are unaudited but, in the opinion of management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1996, the results of operations for the three and six months ended December 31, 1996 and 1995, and the changes in cash flows for the six months ended December 31, 1996. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and notes thereto included in the Company's 1996 Form 10-KSB filed with the Securities and Exchange Commission. Operating results for the six months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the year ending June 30, 1997.

2.       BASIS OF PRESENTATION

         On June 1, 1996, American Phoenix Group, Inc., a Nevada corporation ("APG") and Kushi Macrobiotics Corporation ("Kushi") entered into an Agreement and Plan of Merger which provided for the merger of APG into and with Kushi. Pursuant to the merger agreement which closed on September 26, 1996, Kushi was the surviving corporation and all of the issued and outstanding shares of common stock of APG were converted into that number of shares of common stock of Kushi which constituted 85% of the issued and outstanding shares of Kushi as of the effective time of the merger. As of August 31, 1996, APG had 38,088,869 issued and outstanding shares of common stock which were converted into 16,251,465 shares of Kushi's shares ( a conversion ratio of .4267 for each share of APG). Immediately after the merger, the Company had 19,119,371 issued and outstanding shares of common stock. Subsequently, Kushi changed its name to American Phoenix Group, Inc. and adopted the fiscal year end of APG. Although as a matter of corporate law, the existence of APG ceased upon the merger, for accounting purposes, APG was deemed the survivor and the merger was considered a reverse acquisition of Kushi by APG. Prior to the effective time of the merger, Kushi transferred substantially all of its assets and liabilities to Kushi Natural Foods Corp. ("Kushi Foods"), an entity newly organized for the purpose of pursuing the natural foods business of Kushi. All of the issued and outstanding common stock of Kushi Foods were distributed to the pre-merger stockholders of Kushi as dividends.

         On October 24, 1996, the Company entered into a definitive Agreement and Plan of Reorganization (the "TAAL Agreement"), by and among the Company, TAAL, and other persons constituting holders of all of the issued and outstanding capital stock of TAAL. The TAAL agreement was closed on November 13, 1996. Consummation of the agreement has resulted in a change of control of the Company. Under the terms of the TAAL agreement, the Company acquired all of the outstanding capital of TAAL in exchange for 4,000,000 shares of the Company's common stock and 8,000,000 shares of the Company's Preferred Stock comprised of four separate series denominated as Series A through D. Each Series of the Preferred stock (comprised of 2,000,000 shares each) will be convertible into 6,000,000 shares of common stock upon the expiration of the applicable periods. The conversion ratio applied gives effect to a contemplated reverse split of 2:1 of the common stock . The initial issuance of 4,000,000 shares of common stock at the closing of the transaction represented pre-split shares. The transaction was accounted for as a reverse acquisition whereby the Company which was the legal acquirer was considered, for accounting purposes, to be the acquiree since TAAL shareholders acquired majority control of the Company. Subsequently, the Company adopted TAAL's fiscal year end of June 30.

         In September 1996, TAAL foreclosed on delinquent obligations due from its affiliate, Tetherless Access, Ltd. ("TAL USA"). Pursuant to the foreclosure, TAAL succeeded to the assets and liabilities of TAL USA. The objective of TAL USA was, and the objective of the Company is, the creation of low cost medium speed wireless data communications by obviating the need for wire lines in geographic locations, particularly in developing economies outside the United States, where such lines are either non-existent or costly to install. The historical financial statements include the combined balance sheets of TAAL and TAL USA as of June 30, 1996 and combined results of operations for the three and six months ended December 31, 1995.

3.       NOTES RECEIVABLE

         Notes receivable consisted of the following at December 31, 1996:

         Non-interest bearing promissory note from the sale of a loan portfolio payable as follows: $500,000 on December 1, 1996, $3,000,000 on
         December 15, 1996, $2,000,000 on January 31, 1997 and $3,100,000 on
         February 28, 1997. The December 1, 1996 installment was received. The
         December 15, 1996 installment was subsequently extended to January 31,
         1997 with interest at 10% per annum. As of the date hereof, the January
         31 installments totaling $5,000,000 had not been received. The amount outstanding included accrued
         interest of $13,151.                                                            $ 8,113,151

         Non-interest bearing promissory note due in various installments as follows: $150,000 on November 30, 1996, $350,000 on December 31, 1996,
         $500,000 on January 31, 1997 and $500,000 on February 28, 1997. The
         November 30 installment was received. As of the date hereof, the
         December 31, 1996 and the January 31, 1997
         installments had not been received.                                             1,350,000

         Promissory note due on November 11, 1996. As of the date
         hereof, this note is still outstanding.                                           200,000

         Non-interest bearing promissory note of $156,000 payable in two equal installments of $78,000 on November 21, 1996
         and December 31, 1996. The November 21
         installment was received.                                                          78,000
                                                                                      ------------
                                                                                      $  9,741,151
         Less imputed interest on notes receivable                                         (84,502)
                                                                                      ------------
                                                                                      $  9,656,649
                                                                                      ============

                          AMERICAN PHOENIX GROUP, INC.
                       AND TETHERLESS ACCESS ASIA LIMITED
                       UNAUDITED COMBINED BALANCE SHEETS
                               DECEMBER 31, 1996

                                                APG                       APG           TAAL                         TAAL
                                             Per Books   Adjustments    Adjusted      Per Books    Adjustments     Adjusted
                                            ----------   -----------   -----------   -----------   -----------   -----------
        ASSETS

CURRENT ASSETS
  Cash                                         807,103     (20,000)       787,103        26,431       (28,431)            0
  Inventory                                                                     0       442,472      (442,472)            0
  Accounts receivable                                                           0       123,936      (123,936)            0
  Prepaid expenses                                                              0        15,416       (15,416)            0
  Notes receivable                           9,524,596     132,053      9,656,649                                         0
  Investment in Barlile Corp.                                                   0                                         0
                                            ----------                -----------    ----------                  ----------
    TOTAL CURRENT ASSETS                    10,331,699                 10,443,752       610,254                           0

PROPERTY AND EQUIPMENT, Net                     49,683       3,300         46,363       546,459      (497,481)       48,976

OTHER ASSETS
  Funds held in escrow                         160,944                    160,944                                         0
  Insurance escrow deposit                     150,000    (150,000)             0                                         0
  Deposits and other assets                     69,190                     69,190        85,175       (85,175)            0
  Intercompany accounts                        225,000                    225,000     1,413,379                   1,413,379
  Investments                                                                   0       137,984      (137,984)            0
                                            ----------                -----------    ----------                  ----------
                                               595,134                    445,134     1,636,538                   1,413,379
                                            ----------                -----------    ----------                  ----------
                                            10,976,516                 10,935,269     2,793,251                   1,462,356
                                            ==========                ===========    ==========                  ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                                 0                                         0
  AP & accrued exp.                            682,917                    682,917       286,970      (281,287)        5,682
  Reserve for recission/guarantee              526,000                    526,000                                         0
                                            ----------                -----------    ----------                  ----------
    TOTAL CURRENT LIABILITIES                1,208,917                  1,208,917       286,970                       5,682

LIABILITIES TO BE SATISFIED BY
  COMMON STOCK                               3,783,159     149,572      3,932,731                                         0

STOCKHOLDERS' EQUITY
  Preferred stock                                                               0                                         0
  Common stock                                  20,969                     20,969     6,665,114                   6,665,114
  Additional paid-in capital                23,140,789                 23,140,789     3,767,787    (1,732,075)    2,035,712
  Subscriptions receivable                                                      0      (321,540)                   (321,540)
  Accumulated deficit, July 1, 1996        (16,970,101)   (262,374)   (17,232,476)     (514,504)   (5,834,316)   (6,348,820)
  Net loss                                    (207,217)                  (135,662)   (7,090,575)                   (573,792)
                                            ----------                -----------    ----------                  ----------
                                             5,984,440                  5,793,621     2,506,282                   1,456,674
                                            ----------                -----------    ----------                  ----------
                                            10,976,516                 10,935,269     2,793,252                   1,462,356
                                            ==========                ===========    ==========                  ==========



                                           TAAL Division                   TAL Division                Consolidation/
                                             Per Books      Adjustments      Adjusted       Total       Eliminations    Consolidated
                                            ------------    -----------    ------------  -----------   --------------   ------------
        ASSETS

CURRENT ASSETS
  Cash                                          85,448                         85,448        872,551                        872,551
  Inventory                                    907,724                        907,724        907,724                        907,724
  Accounts receivable                          367,457                        367,457        367,457                        367,457
  Prepaid expenses                              24,918                         24,918         24,918                         24,918
  Notes receivable                                                                  0      9,656,649                      9,656,649
  Investment in Barlile Corp.                                                       0              0                              0
                                            ----------                     ----------    -----------                     ----------
    TOTAL CURRENT ASSETS                     1,365,547                      1,385,547     11,829,299                     11,829,299

PROPERTY AND EQUIPMENT, Net                    492,245                        492,245        587,606                        587,606

OTHER ASSETS
  Funds held in escrow                                                              0        150,944                        150,944
  Insurance escrow deposit                                                          0              0                              0
  Deposits and other assets                     86,226                         85,226        154,416                        154,416
  Intercompany accounts                     (2,214,675)      2,214,675              0      1,638,379     (1,638,379)              0
  Investments                                  194,642        (194,642)             0              0                              0
                                            ----------                     ----------    -----------                     ----------
                                            (1,934,807)                        85,226      1,943,739                        305,330
                                            ----------                     ----------    -----------                     ----------
                                               (57,015)                     1,953,018     14,360,543                     12,722,235
                                            ==========                     ==========    ===========                     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                                     0              0                              0
  AP & accrued exp.                            671,418                        671,418      1,360,017                      1,360,017
  Reserve for recission/guarantee                                                   0        526,000                        526,000
                                            ----------                     ----------    -----------                     ----------
    TOTAL CURRENT LIABILITIES                  671,418                        671,418      1,886,017                      1,886,017

LIABILITIES TO BE SATISFIED BY
  COMMON STOCK                                                                      0      3,932,731                      3,932,731

STOCKHOLDERS' EQUITY
  Preferred stock                                                                   0              0         80,000          80,000
  Common stock                               5,365,505                      5,365,505    (12,051,588)   (12,026,619)         24,969
  Additional paid-in capital                 1,216,662       2,214,675      3,431,337     28,607,838    (12,758,561)     15,849,287
  Subscriptions receivable                                                          0       (321,540)                      (321,540)
  Accumulated deficit, July 1, 1996         (5,537,000)                    (5,537,000)   (29,118,295)    23,066,791      (6,051,504)
  Net loss                                  (1,773,600)                    (1,968,242)    (2,677,696)                    (2,677,696)
                                            ----------                     ----------    -----------                     ----------
                                              (728,433)                     1,291,800      8,541,895                      6,903,516
                                            ----------                     ----------    -----------                     ----------
                                               (57,015)                     1,963,018     14,360,643                     12,722,265
                                            ==========                     ==========    ===========                     ==========

           TETHERLESS ACCESS ASIA LIMITED AND TETHERLESS ACCESS, LTD.
             UNAUDITED COMBINED CONDENSED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED DECEMBER 31, 1995


                                                       APG                        APG         TAAL                        TAAL
                                                    Per Books    Adjustments    Adjusted    Per Books    Adjustments    Adjusted
                                                  -------------------------------------------------------------------------------
                                                                                               0.7900
REVENUES                                                                               0                                       0
                                                  -----------                   ---------------------                   ---------
COSTS AND EXPENSES
  Cost of sales                                                                        0                                       0
  Selling, general and administrative                 210,097          1,650     211,747    7,097,005     (6,516,783)    580,222
  Research and development                                                             0                                       0
                                                  -----------                   ---------------------                   ---------
        TOTAL COSTS AND EXPENSES                      210,097                    211,747    7,097,005                    580,222
                                                  -----------                   ---------------------                   ---------
LOSS FROM OPERATIONS                                 (210,097)                  (211,747)  (7,097,005)                  (580,222)
                                                  -----------                   ---------------------                   ---------
INTEREST INCOME                                         2,880        132,053     134,933        6,430                      6,430
INTEREST EXPENSE                                                     (58,848)    (58,848)                                      0
                                                  -----------                   ---------------------                   ---------
NET LOSS                                             (207,217)                  (135,662)  (7,090,575)                  (573,792)
                                                  ===========                   =====================                   =========

                                                  TAL Division                TAL Division              Consolidation/
                                                    Per Books    Adjustments    Adjusted       Total     Eliminations   Consolidated
                                                  ----------------------------------------------------------------------------------

REVENUES                                              352,264                    352,264      352,264                      352,264
                                                  -----------                 -----------------------                   ----------
COSTS AND EXPENSES
  Cost of sales                                       294,309                    294,309      294,309                      294,309
  Selling, general and administrative               1,582,143        194,642   1,776,785    2,588,754                    2,588,754
  Research and development                            250,158                    250,158      250,158                      250,158
                                                  -----------                 -----------------------                   ----------
        TOTAL COSTS AND EXPENSES                    2,126,810                  2,321,252    3,113,221                    3,113,221
                                                  -----------                 -----------------------                   ----------
LOSS FROM OPERATIONS                               (1,774,346)                (1,968,988)  (2,760,957)                  (2,760,857)
                                                  -----------                 -----------------------                   ----------
INTEREST INCOME                                           746                        746      142,109                      142,109
INTEREST EXPENSE                                                                       0      (58,848)                     (68,848)
                                                  -----------                 -----------------------                   ----------
NET LOSS                                           (1,773,600)                (1,968,242)  (2,677,696)                  (2,677,696)
                                                  ===========                 =======================                   ==========

           TETHERLESS ACCESS ASIA LIMITED AND TETHERLESS ACCESS, LTD.
             UNAUDITED COMBINED CONDENSED STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED DECEMBER 31, 1995


                                    TAAL                          TAAL          TAL,Division
                                  Per Books     Adjustments     Adjusted          Per Books       Adjustments
                                ------------------------------------------------------------------------------
REVENUES                          0.7900                                0           241,393
                                --------                        ---------------------------
COSTS AND EXPENSES
  Cost of sales                                                         0           164,455
  Selling, general and
  administrative                  154,197                         154,197         1,355,332
  Research and development                                              0            74,978
                               ----------                       ---------------------------
TOTAL COSTS AND EXPENSES          154,197                         154,197         1,594,765
                               ----------                       ---------------------------
LOSS FROM OPERATIONS             (154,197)                       (154,197)       (1,353,372)
                               ----------                       ---------------------------
OTHER INCOME                           10                              10             4,389
                               ----------                       ---------------------------
NET LOSS                         (154,187)                       (154,187)       (1,348,983)
                               ==========                       ===========================


                                TAL,Division                         Consolidation/
                                  Adjusted              Total         Elimination        Consolidated
                                ------------------------------------------------------------------------------
REVENUES                            241,393             241,393                               241,393
                                    ---------------------------                               -------
COSTS AND EXPENSES
  Cost of sales                     164,455             164,455                               164,455
  Selling, general and
  administrative                  1,355,332           1,509,529                             1,509,529
  Research and development           74,978              74,978                                74,978
                                  -----------------------------                             ---------
TOTAL COSTS AND EXPENSES          1,594,765           1,748,962                             1,748,962
                                  -----------------------------                             ---------
LOSS FROM OPERATIONS             (1,353,372)         (1,507,569)                           (1,507,569)
                                 ------------------------------                            ----------
OTHER INCOME                          4,389               4,399                                 4,399
                                 ------------------------------                            ----------
NET LOSS                         (1,348,983)         (1,503,170)                           (1,503,170)
                                 ==============================                            ==========

                         TETHERLESS ACCESS ASIA LIMITED
                         AND TETHERLESS ACCESS, LIMITED
                       UNAUDITED COMBINED BALANCE SHEETS
                             JUNE 30, 1996 AND 1995


                                     TAAL                         TAAL       TAL Division                   TAL Division
                                   Per Books     Adjustments    Adjusted      Per Books      Adjustments      Adjusted      Total
                                -------------------------------------------------------------------------------------------------
                                      0.7900
        ASSETS

CURRENT ASSETS
   Cash                              158,957                    158,957       29,000                         29,000       187,957
   Inventory                                                          0      592,482                        592,482       592,482
   Accounts receivable                                                0      112,719                        112,719       112,719
   Prepaid expenses                                                   0       29,848                         29,848        29,848
                                ------------               -------------------------                   --------------------------
     TOTAL CURRENT ASSETS            158,957                    158,957      764,049                        764,049       923,006

PROPERTY AND EQUIPMENT, Net           20,405                     20,405      291,110                        291,110       311,515

OTHER ASSETS
   Deposits and other assets                                          0       87,592                         87,592        87,592
   Intercompany accounts           4,772,809                  4,772,809                                           0     4,772,809
   Investments                       132,992                    132,992                                           0       132,992
                                ------------               -------------------------                   --------------------------
                                   4,905,800                  4,905,800       87,592                         87,592     4,993,392
                                ------------               -------------------------                   --------------------------

                                   5,085,162                  5,085,162    1,142,751                      1,142,751     6,227,913
                                ============               =========================                   ==========================


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   AP & accrued exp.                   3,950                      3,950      496,838                        496,838       500,788
   Intercompany accounts                                                   1,231,611                      1,231,611     1,231,611
   Reserve for rescission/
    guarantee                                                         0                                           0             0
                                ------------               -------------------------                   --------------------------
     TOTAL CURRENT LIABILITIES         3,950                      3,950    1,728,449                      1,728,449     1,732,399


STOCKHOLDERS' EQUITY
   Common stock                    1,827,929                  1,827,929    4,951,304                      4,951,304     6,779,233
   Additional paid-in capital      3,767,787                  3,767,787                                           0     3,767,787
   Accumulated deficit              (514,504)                  (514,504)  (5,537,002)                    (5,537,002)   (6,051,506)
                                ------------               -------------------------                   --------------------------

                                   5,081,212                  5,081,212     (585,698)                      (585,698)    4,495,514
                                ------------               -------------------------                   --------------------------

                                   5,085,162                  5,085,162    1,142,751                      1,142,751     6,227,913
                                ============               =========================                   ==========================


                                               Consolidation/                              TAL
                                                Eliminations       Consolidated       June 30, 1995
                                              -------------------------------------------------------
        ASSETS

CURRENT ASSETS
   Cash                                                                187,957            333,574
   Inventory                                                           592,482             23,924
   Accounts receivable                                                 112,719                895
   Prepaid expenses                                                     29,848             26,485
                                                                   ------------------------------
     TOTAL CURRENT ASSETS                                              923,006            384,878

PROPERTY AND EQUIPMENT, Net                                            311,515            126,118

OTHER ASSETS
   Deposits and other assets                                            87,592              5,395
   Intercompany accounts                        (4,772,809)                  0
   Investments                                                         132,992
                                                                   ------------------------------
                                                                       220,584              5,395
                                                                   ------------------------------
                                                                     1,455,104            516,391
                                                                   ==============================


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   AP & accrued exp.                                                   500,788            192,858
   Intercompany accounts                        (1,231,611)                  0
   Reserve for rescission/
    guarantee                                                                0
                                                                   ------------------------------
     TOTAL CURRENT LIABILITIES                                         500,788            192,858


STOCKHOLDERS' EQUITY
   Common stock                                 (4,951,304)          1,827,929          2,697,491
   Additional paid-in capital                    1,410,106           5,177,893
   Accumulated deficit                                              (6,051,506)        (2,373,958)
                                                                   ------------------------------
                                                                       954,316            323,533
                                                                   ------------------------------
                                                                     1,455,104            516,391
                                                                   ==============================

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.


                          AMERICAN PHOENIX GROUP, INC.
                            (Small Business Issuer)




      February 19, 1997                  /s/ Daniel A. France
----------------------------             ------------------------------------
            Date                         Chief Financial Officer