Form 10QSB/A
period 1996-12-31
AMERICAN PHOENIX GROUP INC /DE
filed 1997-02-25
CIK 934924

                                 FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                AMENDMENT NO. 1
                                       TO

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf of the undersigned thereunto duly authorized.


                          AMERICAN PHOENIX GROUP, INC.
                            (Small Business Issuer)




      February 24, 1997                  /s/ Daniel A. France
----------------------------             ------------------------------------
            Date                         Chief Financial Officer