Form 10QSB
period 1997-03-31
AMERICAN PHOENIX GROUP INC /DE
filed 1997-05-20
CIK 934924

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X] Quarterly report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                 For the Quarterly Period Ended March 31, 1997
      [ ] Transition Report Under Section 13 or 15(d) of the Exchange Act

                         Commission file number 0-26110

                          AMERICAN PHOENIX GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                                    DELAWARE
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   13-3768554
                        (IRS Employer Identification No.)

            930 EAST ARQUES AVENUE, SUNNYVALE, CALIFORNIA 94086-4552
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (408) 523-8000
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]

The number of shares of Common Stock outstanding was 29,576,301 shares as of May 15, 1997

Transitional Small Business Disclosure Format:    Yes  [  ]   No [X]

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS.


                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         March 31,       June 30,
                                                                           1997            1996
                                                                       ------------     -----------
                                     ASSETS

CURRENT ASSETS
   Cash                                                                $    219,542     $   187,957
   Inventory                                                              1,481,115         592,482
   Accounts receivable                                                      204,140         112,719
   Prepaid expenses                                                                          29,848
   Notes receivable, net of allowance of $4,378,000                       5,000,000
                                                                       ------------     -----------
            TOTAL CURRENT ASSETS                                          6,904,797         923,006
                                                                       ------------     -----------
PROPERTY AND EQUIPMENT, Net                                                 695,533         311,515
                                                                       ------------     -----------
OTHER ASSETS
   Investment at cost                                                       300,000
   Deposits and other assets                                                404,647         220,584
                                                                       ------------     -----------
                                                                            704,647         220,584
                                                                       ------------     -----------
                                                                       $  8,304,977     $ 1,455,105
                                                                       ------------     -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Notes payable - stockholders                                        $  4,105,731     $
   Accounts payable and accrued expenses                                  1,387,911         500,788
   Reserve for rescission/guarantee                                         526,000
                                                                       ------------     -----------
            TOTAL CURRENT LIABILITIES                                     6,019,642         500,788
                                                                       ------------     -----------
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 10,000,000 shares, $.01 par value, issued and outstanding - 8,000,000 shares at March 31, 1997
        1996 and June 30, 1996                                               80,000          80,000
   Common stock - authorized 50,000,000 shares, $.001 par value, issued and outstanding - 28,846,076 shares at March 31,
        1997 and 4,000,000 at June 30, 1996                                  28,846           4,000
   Additional paid-in capital                                            18,727,681       7,315,280
   Subscriptions receivable                                                (266,240)
   Accumulated deficit                                                  (16,284,952)     (6,444,963)
                                                                       ------------     -----------
                                                                          2,285,335         954,317
                                                                       ------------     -----------
                                                                       $  8,304,977     $ 1,455,105
                                                                       ------------     -----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                Nine Months     Nine Months
                                                   Ended           Ended
                                              March 31, 1997   March 31, 1996
                                              --------------   --------------
REVENUES                                       $    405,626     $   334,133
                                               ------------     -----------
COSTS AND EXPENSES
   Cost of sales                                    337,309         248,442
   Selling, general and administrative            5,680,978       2,863,033
                                               ------------     -----------
             TOTAL COSTS AND EXPENSES             6,018,287       3,111,475
                                               ------------     -----------
LOSS BEFORE OTHER INCOME (EXPENSE)               (5,612,661)     (2,777,342)
                                               ------------     -----------
OTHER INCOME (EXPENSE)
   Provision for losses on notes receivable      (4,306,649)
   Interest income                                  142,339           6,571
   Interest expense                                 (63,018)
                                               ------------     -----------
                                                 (4,227,328)          6,571
                                               ------------     -----------
NET LOSS                                       $ (9,839,989)    $(2,770,771)
                                               ------------     -----------
NET LOSS PER SHARE                             $      (0.51)    $     (0.69)
                                               ------------     -----------
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            19,271,816       4,000,000
                                               ------------     -----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months     Three Months
                                                   Ended           Ended
                                              March 31, 1997   March 31, 1996
                                              --------------   --------------
REVENUES                                       $     53,362     $    92,740
                                               ------------     -----------
COSTS AND EXPENSES
   Cost of sales                                     43,000          83,987
   Selling, general and administrative            2,862,066       1,278,526
                                               ------------     -----------
             TOTAL COSTS AND EXPENSES             2,905,066       1,362,513
                                               ------------     -----------
LOSS BEFORE OTHER INCOME (EXPENSE)               (2,851,704)     (1,269,773)
                                               ------------     -----------
OTHER INCOME (EXPENSE)
   Provision for losses on notes receivable      (4,306,649)
   Interest income                                      230           2,172
   Interest expense                                  (4,170)              0
                                               ------------     -----------
                                                 (4,310,589)          2,172
                                               ------------     -----------
NET LOSS                                       $ (7,162,293)    $(1,267,601)
                                               ------------     -----------
NET LOSS PER SHARE                             $      (0.25)    $     (0.32)
                                               ------------     -----------
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                            28,846,076       4,000,000
                                               ------------     -----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Nine Months     Nine Months
                                                             Ended           Ended
                                                        March 31, 1997   March 31, 1996
                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                               $(9,839,989)    $(2,770,771)
   Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation  and amortization                      208,017          61,065
          Shares of common stock issued for services          725,854
          Amortization of discount on notes receivable       (132,053)
          Provision for losses on notes receivable          4,306,649
          Changes in operating assets and liabilities:
                  Inventory                                  (888,633)       (394,376)
                  Accounts receivable                         (91,421)         (5,630)
                  Prepaid expenses                             29,848          16,801
                  Accounts payable and accrued expense        140,268         267,554
                                                          -----------     -----------
   Net cash used in operating activities                   (5,541,460)     (2,825,357)
                                                          -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Decrease (increase) in other assets                        (53,929)        (35,263)
   Investment                                                (300,000)
   Collection of notes receivable                           1,078,000
   Purchases of property and equipment                       (544,003)       (241,769)
                                                          -----------     -----------
   Net cash used in investing activities                      180,068        (277,032)
                                                          -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash received on reverse merger                            804,107
   Proceeds from short-term borrowings                      1,750,000
   Sale of common stock                                     2,838,870       3,338,413
                                                          -----------     -----------
   Net cash provided by financing activities                5,392,977       3,338,413
                                                          -----------     -----------
NET INCREASE IN CASH                                           31,585         236,024

CASH, beginning of period                                     187,957         333,574
                                                          -----------     -----------
CASH, end of period                                       $   219,542     $   569,598
                                                          -----------     -----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                  AMERICAN PHOENIX GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    COMMENTS

      The accompanying unaudited consolidated condensed financial statements, which are for interim periods, do not include all disclosures provided in the annual consolidated financial statements. These unaudited consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the footnotes thereto contained in the Annual Report on Form 10-KSB for the year ended August 31, 1996 of American Phoenix Group, Inc. (the "Company"), as filed with the Securities and Exchange Commission.

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements contain all adjustments (which are of a normal recurring nature) necessary for a fair presentation of the financial statements. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

2.    BASIS OF PRESENTATION

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

      In September 1996, TAAL foreclosed on delinquent obligations due from its affiliate, Tetherless Access, Ltd. ("TAL USA"). Pursuant to the foreclosure, TAAL succeeded to the assets and liabilities of TAL USA. The objective of TAL USA was, and the objective of the Company is, the creation of low cost medium speed wireless data communications by obviating the need for wire lines in geographic locations, particularly in developing economies outside the United States, where such lines are either non-existent or costly to install. The historical financial statements include the unaudited combined balance sheets of

     TAAL and TAL USA as of June 30, 1996, unaudited combined results of operations for the three and nine months ended March 31, 1996 and cash flows for the nine months ended March 31, 1996.

3.   NOTES RECEIVABLE

     Notes receivable consisted of the following at March 31, 1997:

     Non-interest bearing promissory note from the sale of a
     loan portfolio payable as follows: $500,000 on December
     1, 1996, $3,000,000 on December 15, 1996, $2,000,000
     on January 31, 1997 and $3,100,000 on February 28, 1997
     The December 1, 1996 installment was received. The
     December 15, 1996 installment was subsequently extended
     to January 31, 1997 with interest at 10% per annum
     The note is in default.                                             $ 8,100,000

     Non-interest bearing promissory note due in various installments as follows: $150,000 on November 30, 1996, $350,000 on December
     31, 1996, $500,000 on January 31, 1997 and $500,000 on
     February 28, 1997. The November 30 and December 31 installments
     were received. The note is in default.                                1,000,000

     Promissory note due on November 11, 1996. The note
     is in default.                                                          200,000

     Non-interest bearing promissory note of $156,000 payable in two equal installments of $78,000 on November 21, 1996
     and December 31, 1996. The November 21
     installment was received. The note is in default.                        78,000
                                                                         -----------
                                                                         $ 9,378,000
     Less allowance for imputed interest                                     (71,351)
     Less allowance for losses                                            (4,306,649)
                                                                         -----------
                                                                         $ 5,000,000
                                                                         -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related notes thereto included elsewhere herein. As a result of the share exchange with the shareholders of Tetherless Access Asia Limited ("TAAL") which for accounting purposes was treated as a reverse acquisition, the Company adopted the fiscal year end of TAAL. As a consequence, the results for the nine months ended March 31, 1997 and 1996 are those of TAAL.

      Overview

      The Company is primarily engaged in providing, primarily through local affiliates, wireless data communications services to customers who are located principally in developing economies thereby taking advantage of the increasing demand for alternatives to wire line services in those locations.

     On October 24, 1996, the Company entered into an agreement to acquire all of the capital stock of TAAL in exchange for shares of Common Stock and Preferred Stock to be issued to the TAAL Shareholders. On a fully diluted basis, the shareholders of TAAL are the beneficial owners of 60% of the Company's Common Stock. The TAAL transaction was consummated on November 13, 1996. As a condition to closing, the Company was required to sell its business assets and make the proceeds generated from such disposition available to fund the business of TAAL. As a result, the Company's MTA/Masling subsidiary and its Barlile and note portfolio investments were sold for a total consideration of approximately $10.3 million in promissory notes. To date, the Company has received approximately $1.1 million. The notes are currently in default with respect to the balance. The Company has commenced suit for payment of approximately $9.1 million due under the promissory notes.


        TAAL had been formed in 1995 to market and distribute products developed by Tetherless Access Limited, Inc., a California corporation ("TAL US"), in Asia and Africa,. In addition, it provided most of the debt and equity financing to fund TAL US's operations. TAL US had been formed in 1990 to develop and manufacture wireless data communications products. The loans made by TAAL were secured by all of the assets of TAL US. After it became apparent that TAL US would be unable to meet its financial obligations to TAAL, in September 1996, TAL US's assets and liabilities were transferred to TAAL, and the operations of the two entities were subsequently consolidated.



      Results of Operations for the three and nine month period ended March 31, 1997 and 1996

      Total revenues during the three and nine months ended March 31, 1997, were approximately $53,000 and $406,000, respectively, compared to $93,000 and $334,000 in the comparable periods in 1996. TAAL's principal source of revenue historically has been sales of wireless network hardware. The Company has changed its mission to that of a network service provider. The Company derives revenues from recurring fees charged to users of the Company's wireless network systems. As a result, the Company's receipt of revenues from providing network services will be delayed while the Company builds and installs networks and obtains subscribers. In addition, the Company expects to allocate substantially all available cash from revenues to business expansion. Consequently, due to front end expenditures in building a network infrastructure, the Company's management does not expect the Company to realize positive cash flow for several years until the network infrastructure and the subscriber base have been established.

      Total selling, general and administrative expenses were approximately $2,862,000 and $5,681,000 for the three and nine months ended March 31, 1997, compared to $1,279,000 and $2,863,000 in the comparable periods in 1996. The increase in selling, general and administrative expenses reflect the expenses associated with the development of wireless networks in the Company's operating locations and the addition of key personnel at these locations as well as at the Company's corporate headquarters in Sunnyvale, California.

     The Company recorded interest income of approximately $142,000 during the nine months ended March 31, 1997. This income reflects the amortization of the present value discount recorded for certain non-interest bearing notes received in payment of the Company's disposition of assets in November 1996.

     During the nine months ended March 31, 1996, the Company incurred total interest expense of approximately $63,000, reflecting accrued interest on a $2.2 million note payable in connection with the purchase of a note portfolio. The Company may seek to convert this note into equity in the future. The Company recorded a provision of $4.3 million for potential losses on notes receivable during the three months ended March 31, 1997.

      Liquidity and Capital Resources

     The Company had working capital of approximately $885,000 at March 31, 1997, which represented an increase of $462,000 compared to working capital of $423,000 at June 30, 1996 and a decrease of $9,058,000 compared to working capital of $9,943,000 at December 31, 1996. The working capital decrease is primarily due to the establishment of a $4,378,000 reserve against notes receivable, as set forth below, and the reclassification of a $2.2 million note to current liabilities, which previously was excluded from liabilities and reflected as liabilities to be satisfied by the issuance of Common Stock. The Company may seek to convert this obligation to equity in the future.
At March 31, 1997, the Company had total cash of approximately $220,000.

     In February 1997, the Company received $750,000 in a private placement of its Common Stock that has since been terminated. Accordingly, the Company has classified the investment as a note payable. The Company intends to negotiate a conversion of the note to equity on terms acceptable to both parties.

     In March 1997, TAAL received a $2,000,000 loan commitment from a commercial bank, the repayment of which is guaranteed by one of the Company's stockholders. As of March 31, 1997, the Company had received $1 million under this commitment. Subsequently, the Company received an additional $1 million as well as a further $350,000 from the same stockholder. All of the funds received were used to fund the Company's operations. The loan is due on June 15, 1997, at which time the Company will likely seek an extension of the term of the loan. There can be no assurance that the Company will succeed in negotiating an extension of the loan. In consideration for guarantying the loan, the stockholder was granted a security interest in all of the assets of TAAL. The Company is negotiating an additional loan from another one of its stockholders. The proceeds of this loan will be used to fund the Company's operations as well.

      In consideration for the Company's sale of its note portfolio in November 1996, the Company received a promissory note in the principal amount of $8.6 million from Capital Finance Corporation Pty. Ltd. ("Capital Finance"). An initial payment of $500,000 was made to the Company. After granting Capital Finance two extensions, the note was declared in default with respect to the balance. On May 14, 1997, the Company commenced suit against Capital Finance in the Supreme Court of Victoria at Melbourne, Australia, for payment of $8.1 million plus interest and cost of collection.

     In connection with the sale by the Company to Rubywell Pty. Ltd., a principal stockholder of the Company ("Rubywell"), of its interest in Marine Turbine Australia Pty. Ltd. in November 1996, Rubywell assigned to the Company a promissory note made by Budbox, Inc. ("Budbox") in the principal amount of $1,500,000 in satisfaction of its obligation to the Company. The Company received payments totaling $500,000. The note is currently in default with respect to the balance. On May 15, 1997, the Company commenced suit against Budbox in the Supreme Court of Victoria at Melbourne, Australia, for payment of $1 million plus interest and cost of collection.

      In connection with the sale of the Company's interest in Barlile Corp., Ltd. to Clouden Pty. Ltd., as Trustee for Finance Investment Trust ("Clouden"), the Company received a promissory note in the amount of $156,000, providing for two payments of $78,000 each. To date, the second payment which was due on February 28, 1997, has not been received. The Company is considering steps to secure satisfaction of the note, including a possible lawsuit.

      In September 1996, the Company loaned $200,000 to Vancouver Development Company ("VDC") in exchange for which it received a promissory note from VDC payable in November 1996. The loan is currently in default. The Company is considering steps to secure satisfaction of the note, including a possible lawsuit. The loan was made in connection with purported agreements entered into in November 1995 which provided for the acquisition of VDC by the Company and the employment of its principal. These purported agreements have since been rescinded.

      The Company has established a reserve against potential future losses in connection with the defaults under the various promissory notes, as follows:
$3.1 million in connection with the Capital Finance note; $1 million in connection with the Budbox note; $78,000 in connection with the Clouden note; and $200,000 in connection with the VDC note.

      The Company is in various stages of implementing, primarily through joint ventures, wireless networks in Argentina, Australia, New Zealand, China, Philippines and Alaska. The realization of its plans are contingent upon raising large amounts of capital. Initially, upon the consummation of the TAAL transaction, the Company assumed that the proceeds from the sale of the Company's assets would be sufficient to continue its operations during the 12 months following the closing. This assumption was based upon full satisfaction of the promissory notes that the Company received in consideration for the assets sold. Most of theses notes are currently in default. The Company has commenced suit in Australia for payment of two of the notes representing in the aggregate $9.1 million. There can be no assurance that the Company will be able to collect the amounts due under the notes.

     As a result of the defaults under the promissory notes, the Company is evaluating its capital requirements and the available options to raise funds. The Company is currently primarily dependent on short term loans from its stockholders to continue its operations. The Company is investigating the possibility of raising capital through one or more private placements and other sources. Although the Company is optimistic that it will be able to raise sufficient capital, there can be no assurance that the Company will be successful in its efforts to raise capital to fund its wireless network operations. Failure by the Company to raise sufficient capital will have a materially adverse impact on its operations.

                                     PART II
                                OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

      See the disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" contained in Part I of this report which are incorporated herein by reference thereto.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fiscal quarter ended March 31, 1997, holders of 15,289,551 shares of Common Stock and 5,221,463 shares of Preferred Stock (or 55.7% of the total entitled to vote thereon), consented in writing without a meeting to a change of the corporate name to "TAL Wireless Networks, Inc." It is anticipated that the name change will become effective on or about May 23, 1997. Such stockholders also consented to (i) effectuate a one for two reverse stock split,
(ii) increase the number of shares of Common Stock the Company is authorized to issue to 100,000,000 and (iii) increase the number of shares of Preferred Stock the Company is authorized to issue to 60,000,000. However, the Company will not be able to implement these amendments to its certificate of incorporation until it satisfies the applicable rules and regulations to clarify and update certain disclosures and financial statements required to be included in an information statement to be distributed to the Company's stockholders. The distribution of such document is a pre-requisite to the implementation of the three corporate actions set forth above.

ITEM 5.     OTHER INFORMATION.

      On March 17, 1997, the Company was notified that, pending complete review of its initial listing application, effective March 18, 1997, the Company's securities would not continue to be listed on the Nasdaq SmallCap Market ("Nasdaq") due to various concerns expressed in Nasdaq's notification to the Company. As a result, the Company's securities are currently traded on the OTC Bulletin Board.

      In April 1997, John Davis resigned his position as the Company's Chairman and Chief Executive Officer. Mr. Davis remains a member of the Board of Directors. Richard Redett replaced John Davis as the Company's Chairman while John Vargo was appointed the Company's Chief Executive Officer.

      See the disclosures under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" contained in Part I of this report which are incorporated herein by reference thereto.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Press Release issued by Registrant on May 16, 1997, is attached hereto as Exhibit 1.

      (b) On January 16, 1997, Registrant filed an amendment to a Current Report on Form 8-K. The amendment contained financial statements required in connection with the acquisition of Tetherless Access Asia Limited.

                                   SIGNATURES



      In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereto duly authorized.

Date: May 19, 1997

                                        AMERICAN PHOENIX GROUP, INC.


                                        By: /s/ Richard Redett
                                            -----------------------
                                            Richard Redett,
                                            Chairman and Chief Financial and
                                            Principal Accounting Officer